Form 10-Q
period 1999-06-30
RUSSELL-STANLEY HOLDINGS INC
filed 1999-09-24
CIK 1076647

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1999


                        Commission File Number: 333-76057

                         RUSSELL-STANLEY HOLDINGS, INC.
               (Exact name of registrant as specified in charter)



               Delaware                                 3412                       22-3525626
      (State or other jurisdiction of         (Primary Standard Industrial        (IRS Employer
      incorporation or organization)           Classification Code Number)     Identification Number)



                 685 Route 202/206 Bridgewater, New Jersey   08807
               (Address of principal executive offices)    (Zip code)


                                 (908) 203-9500
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

            Common Stock, $.01 par value per share: 2,200,764 shares
                  (See Note 16 to Financial Statements included
                    as part of Form S-4, File No. 333-76057)

                                TABLE OF CONTENTS

                                                                            Page

PART I:  FINANCIAL INFORMATION


ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS                                     3


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        19


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE
         ABOUT MARKET RISK                                                    25



PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS                                                    26

ITEM 2:  CHANGES IN SECURITIES                                                26

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                                      26

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS                                                  26

ITEM 5:  OTHER INFORMATION                                                    26

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                     26

SIGNATURES                                                                    29

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)

                                   Three Months Ended                 Six Months Ended
                                         June 30,                           June 30
                                 ---------------------------------------------------
                                   1999         1998          1999          1998
                                   ----         ----          ----          ----
                                      (Unaudited)                (Unaudited)


NET SALES ....................   $  73,185    $  70,886    $ 144,123    $ 144,156
COST OF SALES ................      56,037       54,984      108,990      111,626
                                 ---------    ---------    ---------    ---------
  Gross Profit ...............      17,148       15,902       35,133       32,530

OPERATING EXPENSES
  Selling ....................       6,088        4,796       11,835        9,780
  General and administrative .       6,548        5,050       12,493       10,445
  Amortization of intangibles          730          865        1,606        1,666
  Non-recurring charges ......           -        1,817            -        3,467
                                 ---------    ---------    ---------    ---------
  Total expenses .............      13,366       12,528       25,934       25,358

INCOME FROM OPERATIONS .......       3,782        3,374        9,199        7,172

INTEREST EXPENSE .............       5,382        3,806        9,978        7,451

OTHER (INCOME) EXPENSE - Net .          86           91          148           87
                                 ---------    ---------    ---------    ---------

LOSS  BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEM ...      (1,686)        (523)        (927)        (366)

INCOME TAX BENEFIT ...........        (499)        (149)        (110)         (85)
                                 ---------    ---------    ---------    ---------

LOSS BEFORE
    EXTRAORDINARY ITEM .......      (1,187)        (374)        (817)        (281)

EXTRAORDINARY ITEM, net of tax           -            -          763            -
                                 ---------    ---------    ---------    ---------

NET  LOSS ....................      (1,187)        (374)      (1,580)        (281)
OTHER COMPREHENSIVE INCOME
     (LOSS) ..................         382         (410)         709         (530)
                                 ---------    ---------    ---------    ---------

COMPREHENSIVE  LOSS ..........   $    (805)   $    (784)   $    (871)   $    (811)
                                 =========    =========    =========    =========


                 See notes to consolidated financial statements.

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                    June 30,    December 31,
                                                      1999         1998
                                                    --------    -----------
                                                  (Unaudited)

ASSETS

CURRENT ASSETS
     Cash ........................................   $  2,742   $  1,630
     Accounts receivable - net ...................     33,677     29,408
     Inventories .................................     22,250     18,761
     Prepaid taxes and income taxes receivable-net      5,419      3,460
     Prepaid expenses and other current assets ...      2,106      2,132
     Deferred tax benefit-net ....................         95        602
                                                     --------   --------

         Total current assets ....................     66,289     55,993
                                                     --------   --------

PROPERTY, PLANT AND EQUIPMENT - Net ..............     94,804     92,643
                                                     --------   --------

OTHER ASSETS:
     Goodwill and other intangibles - net ........    107,599    108,195
     Deferred financing costs - net ..............      6,787      1,294
     Other noncurrent assets .....................        302        129
                                                     --------   --------

         Total other assets ......................    114,688    109,618
                                                     --------   --------

TOTAL ASSETS .....................................   $275,781   $258,254
                                                     ========   ========


                 See notes to consolidated financial statements.

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)




                                              June 30,  December 31,
                                               1999        1998
                                            ----------- -----------
                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses   $ 44,841   $ 43,079
     Current maturities of long-term debt        --           10
                                              -------   --------
         Total current liabilities .......     44,841     43,089

LONG TERM DEBT ...........................    188,562    171,592

DEFERRED TAXES - Net .....................      4,758      4,662

OTHER NON CURRENT LIABILITIES ............      5,082      5,374
                                              -------   --------

         Total liabilities ...............    243,243    224,717
                                              -------   --------

STOCKHOLDERS' EQUITY .....................     32,538     33,537
                                              -------   --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $275,781   $258,254
                                             ========   ========


                 See notes to consolidated financial statements.

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                              Six Months Ended
                                                                                   June 30,
                                                                              -----------------
                                                                               1999        1998
                                                                               ----        ----
                                                                                  (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  loss .........................................................   $ (1,580)   $   (281)
     Adjustments to reconcile net loss to
        net cash  provided by operating activities:
           Depreciation and amortization ...............................     14,794      13,380
           Extraordinary item ..........................................      1,271           -
           Non-recurring charges .......................................          -       3,467
Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable ........................     (4,269)       (564)
     Decrease (increase) in inventories ................................     (3,489)      1,776
     Decrease (increase) in prepaid taxes and other
           current assets ..............................................     (1,932)        285
     Increase (decrease) in accounts payable and .......................        624      (3,244)
           accrued expenses
     Increase (decrease) in deferred income taxes ......................        603      (1,263)
     Increase (decrease) in other - net ................................       (497)       (679)
                                                                             --------   --------

        Net cash provided by operating activities ......................      5,525      12,877
                                                                             --------   --------

CASH FLOWS FROM  INVESTING ACTIVITIES:
       Capital expenditures ............................................    (14,860)    (11,999)
                                                                             --------   --------

            Net cash used in investing activities ......................    (14,860)    (11,999)
                                                                           --------    --------

CASH FLOWS FROM  FINANCING ACTIVITIES:
      Proceeds (repayments) from long-term borrowings, net .............     44,058        (143)
      Proceeds (repayments) from revolving credit loan, net ............    (27,087)      2,243
      Cash paid for financing costs ....................................     (7,116)          -
      Other ............................................................       (117)       (232)
                                                                            --------   --------
          Net cash provided by financing
              activities ...............................................      9,738       1,868
                                                                            --------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ................................        709         530
                                                                            --------   --------
NET CHANGE IN CASH .....................................................      1,112       3,276

CASH, BEGINNING OF PERIOD ..............................................      1,630       1,051
                                                                           ---------   --------

CASH, END OF PERIOD ....................................................   $  2,742    $  4,327
                                                                           ========    ========

                 See notes to consolidated financial statements

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1  - BASIS OF PRESENTATION

         These consolidated financial statements and related notes thereto as of June 30, 1999 and for each of the three month and six month periods ended June 30, 1999 and 1998 are unaudited.

         The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of June 30, 1999 and December 31, 1998, the consolidated statements of operations and comprehensive income for the three month and six month periods ended June 30, 1999 and 1998 and the statements of cash flows for the six month periods ended June 30, 1999 and 1998. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported on the financial statements and accompanying the notes. Actual amounts could differ from those estimates. Certain items in 1998 have been reclassified to conform to the 1999 presentation.

         These financial statements should be read in conjunction with the financial statements and notes thereto included in Russell-Stanley Holdings, Inc.'s (the "Company's") Registration Statement on Form S-4, File No.
333-76057.


NOTE 2  - RECENTLY ISSUED ACCOUNTING STANDARD

         In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") was issued. SFAS 133 establishes new disclosure requirements which provide a comprehensive standard for recognition and measurement of derivatives and hedging activities. SFAS 133 will take effect in 2001 and will require new disclosures, all derivatives to be recorded on the balance sheet at fair value, and establish special accounting for certain types of hedging activities. Based on the Company's current derivatives, an interest rate collar and foreign currency forward contracts, management does not believe that SFAS 133 will have a material effect on the Company's financial condition or results of operations.

NOTE 3  - INVENTORIES

         Inventories consist of the following:

                                                 June 30,           December 31,
                                                   1999                 1998
                                                (Unaudited)
                                                -----------          ---------
                                                          (In thousands)
     Raw material                               $ 13,198             $ 11,380
     Work-in-process                               1,767                1,617
     Finished goods                                7,285                5,764
                                                  -------            --------
                                                $ 22,250             $ 18,761
                                                 =======              =======

NOTE 4 - LONG-TERM DEBT
         Long-term debt consists of the following:
                                                   June 30,         December 31,
                                                    1999               1998
                                                 (Unaudited)
                                                 -----------        ------------
                                                          (In thousands)
     Senior subordinated notes                   $148,912             $   -
     Revolving credit loan and term loans          39,650               171,591
     Capital lease obligations                        -                      11
                                                 --------             ----------
                                                  188,562               171,602
     Less current maturities                          -                      10
                                                 --------             ----------
     Long-term debt                              $188,562              $171,592
                                                 =========             =========

     On February 10, 1999, the Company refinanced its revolving credit loan and term loans by amending its senior credit facility to provide for a $75.0 million revolving credit line (including a $15.0 million Canadian credit line), which bears interest, at the Company's election, at a combination of domestic source and Eurodollar borrowing rates which fluctuate based on the Company's EBITDA and debt levels, and a $25.0 million term loan, bearing interest at 9.48% (collectively, the "Senior Credit Facility"). The revolving credit facility matures in February 2004 and the term loan matures in two equal installments in June 2006 and 2007. In addition, the Company issued $150 million of 10 7/8% Senior Subordinated Notes (the "Notes") due February 15, 2009, issued at 99.248%, resulting in an effective yield of 11.0%. The Senior Credit Facility contains certain covenants and restrictions and is secured by substantially all assets of the Company. The Notes require semiannual interest payments commencing August 15, 1999 and mature February 2009. The Notes are subordinate to all existing and future senior indebtedness of the Company and are unconditionally guaranteed by the domestic subsidiaries and contain a number of customary covenants and restrictions. Deferred financing charges of approximately $7.1 million were incurred in connection with the refinancing.

     The Notes, revolving credit loan, and term loans have the following provisions (dollars in thousands):


                                                        Interest                        Interest
                                                        Rate at      Balance at          Rate at       Balance at
                  Domestic             Eurodollar       June 30,        June 30,     December 31,    December 31,
                Interest Rate         Interest Rate        1999            1999             1998             1998
                 --------------       -------------     ---------     ---------      -----------     ------------
                                                       (Unaudited)   (Unaudited)


Revolving         Prime plus margin   LIBOR plus margin
credit            not less            not less          9.00%       $   5,424        9.00%            $  22,837
loan              than 1.25%          than
                                      2.75%
Revolving         Canadian   prime
credit            plus
loan -            margin not              -             8.00            9,226             -                -
foreign           less
                  than 1.25%

Term Loan A -     Prime plus margin   LIBOR plus margin
Domestic          not less            not less            -             -          9.00                   35,000
                  than                than
                  1.00%               2.50%

Term Loan A -     Prime plus margin   LIBOR plus margin
Foreign           not less            not less            -             -          9.00                   9.182
                  than                than
                  1.00%               2.50%

Term Loan B -     Prime plus margin   LIBOR plus margin
                  not less            not less            -             -           9.50                  79,572
                  than                than
                  1.50%               3.00%

Term Loan C -     Fixed rate          Fixed rate        9.48       25,000           9.48                  25,000

Senior
Subordinated
Notes             Fixed rate                -          10.88      148,912              -                       -
                                                                  -------                                --------
Total                                                            $188,562                               $171,591
                                                                  ========                              =========


Maturities of long-term debt
                                                                  (In thousands)
       2004                                                         $  14,650
       2005 and thereafter                                            173,912
                                                                      -------
         Total                                                      $ 188,562
                                                                     =========

NOTE 5 - STOCKHOLDERS' EQUITY


                                                       June 30,          December 31,
                                                         1999                1998
                                                       --------          -----------
                                                     (Unaudited)
                                                                (In thousands)

Common Stock, $.01 par value,
    At June 30, 1999 and December 31, 1998,
    3,000,000 shares were authorized; 2,201,000
    and 2,205,000 shares were issued and out-
    standing at June 30, 1999 and December 31,
     1998, respectively                                 $     23           $       23
Accumulated paid in capital                               70,179               70,179
Accumulated deficit                                      (30,849)             (29,270)
Accumulated other comprehensive income                    (1,769)              (2,478)
Less:   Notes receivable for shares issued to
  management                                                 (13)                 (64)
     Treasury stock                                       (5,033)              (4,853)
                                                         --------             --------
TOTAL STOCKHOLDERS' EQUITY                             $  32,538            $  33,537
                                                         ========             ========



NOTE 6 - EXTRAORDINARY ITEM

         The Company used a portion of the proceeds from the debt refinancing to repay its existing debt. As a result of this early extinguishment of debt, the Company incurred an extraordinary charge in February 1999 totaling approximately $763,000, net of tax benefits, consisting of the write-off of unamortized deferred financing costs.


NOTE 7 - COMPREHENSIVE INCOME (LOSS)

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Other comprehensive income
(loss) consists of foreign currency translation adjustments for each of the three month and six month periods ended June 30, 1999 and 1998.

NOTE 8 - CONTINGENCY

         In January 1999, the U.S. Environmental Protection Agency (the "EPA") confirmed the presence of contaminants, including dioxin, in and along the Woonasquatucket River in Rhode Island. Prior to 1970, New England Container Co., Inc. ("NEC") operated a facility in North Providence, Rhode Island, along the Woonasquatucket River at a site where contaminants have been found. Recent press reports identify NEC as a business that may have contributed to the contamination. On September 15, 1999, NEC received a letter from the EPA asserting that NEC is a potentially responsible party. Notwithstanding that NEC no longer operates the facility, and did not operate the facility at the time the Company acquired the outstanding capital stock of NEC in July 1998, NEC could incur liability under federal and state environmental laws and/or as a result of civil litigation. The Company believes that any resulting liability is subject to a contractual indemnity from Vincent J. Buonanno, one of its directors and the former owner of NEC. However, such indemnity is subject to a $2.0 million limit. The Company is currently unable to estimate the likelihood or extent of any liability; however, this matter may result in liability to NEC that could have a material adverse effect on the Company's financial condition and results of operations.

NOTE 9 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                             Six Months Ended
                                                                  June 30,
                                                            --------------------

               Cash paid during the period for:             1999           1998
                                                           -----           ----

                           Interest                        $6,506        $7,465
                                                            =====         =====
                           Income Taxes                    $1,614        $  402
                                                            =====         ======


NOTE 10 - GUARANTOR SUBSIDIARIES

         The Company's payment obligations under the Notes are fully, unconditionally, jointly and severally guaranteed by its current domestic subsidiaries, principally: Russell-Stanley Corp. ("RSC"), Container Management Services ("CMS"), and NEC (collectively, the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is a direct or indirect wholly-owned subsidiary of the Company. The Company's payment obligations under the Notes will not be guaranteed by the remaining subsidiary, Hunter Drums Limited ("Hunter") (the "Non-Guarantor Subsidiary"). The obligations of each Guarantor Subsidiary under their guarantee of the Notes are subordinated to each subsidiary's obligations under their guarantee of the Senior Credit Facility.

         Presented below is condensed combining financial information for the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiary. In the Company's opinion, separate financial statements and other disclosures concerning each of the Guarantor Subsidiaries would not provide additional information that is material to investors. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

         Investments in subsidiaries are accounted for by the Company on the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Company's investments in and advances to/from subsidiaries account and earnings (losses). The elimination entries eliminate investments in subsidiaries, related stockholders' equity and other intercompany balances and transactions.



                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                 (In Thousands)
                                   (Unaudited)

                                       Parent       Guarantor      Non-Guarantor
                                      Company     Subsidiaries       Subsidiary      Eliminations     Consolidated
                                     -----------  --------------  -----------------  --------------  ----------------

NET SALES                            $      -           $63,620             $9,565      $    -           $   73,185

COST OF SALES                               -           49,304               6,733           -               56,037
                                     --------         ---------           --------      --------          ---------

GROSS PROFIT                                -           14,316               2,832           -               17,148

TOTAL EXPENSES                              -           11,657               1,709           -               13,366
                                     --------         ---------           --------      --------          ---------

INCOME FROM OPERATIONS                      -            2,659               1,123           -                3,782

EQUITY  LOSS                             (922)              -                  -            922               -

INTEREST EXPENSE                          544            4,494                 344           -                5,382

OTHER (INCOME) EXPENSE - Net                -              155                 (69)          -                   86
                                     --------         ---------           --------      --------          ---------

INCOME (LOSS) BEFORE
         INCOME TAXES                  (1,466)         (1,990)                848          922              (1,686)

PROVISION (BENEFIT) FOR
         INCOME TAXES                    (279)           (594)                 74           -                 (499)
                                     --------         ---------           --------      --------          ---------

NET INCOME (LOSS)                   $  (1,187)      $  (1,396)           $    474     $    922          $   (1,187)
                                     =========        =========           ========      ========          =========




                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998
                                 (In Thousands)
                                   (Unaudited)

                                       Parent       Guarantor      Non-Guarantor
                                      Company     Subsidiaries       Subsidiary      Eliminations     Consolidated
                                     -----------  --------------  -----------------  --------------  ---------------


NET SALES                            $    -        $     61,253       $     9,633      $   -            $  70,886

COST OF SALES                             -              48,139             6,845      $   -              54,984
                                     -----------      ------------     -----------      -----------      --------

GROSS PROFIT                              -              13,114             2,788          -              15,902

TOTAL EXPENSES                            -              10,999             1,529          -               12,528
                                     -----------      ------------     -----------      -----------      --------
INCOME FROM OPERATIONS                    -               2,115             1,259          -                3,374

EQUITY LOSS                                (11)             -                  -           11                 -

INTEREST EXPENSE                           537            2,944               325           -               3,806

OTHER (INCOME)
         EXPENSE - Net                       -             (27)               118           -                  91
                                     -----------      ------------     -----------      -----------      --------
INCOME (LOSS) BEFORE
         INCOME TAXES                     (548)           (802)               816          11                (523)

PROVISION (BENEFIT) FOR
         INCOME TAXES                     (174)           (208)               233           -                (149)
                                     -----------      ------------     -----------      -----------      --------
NET INCOME (LOSS)                    $    (374)      $    (594)     $         583     $     11       $       (374)
                                     ===========     =============     ===========      ===========      =========




                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                 (In Thousands)
                                  (Unaudited)

                                       Parent       Guarantor      Non-Guarantor
                                      Company     Subsidiaries       Subsidiary      Eliminations     Consolidated
                                     -----------  --------------  -----------------  --------------  ---------------


NET SALES                            $   -             $125,719         $   18,404     $    -              $144,123

COST OF SALES                            -              95,714              13,276          -               108,990
                                     -----------  ---------------  ----------------    ------------  --------------
GROSS PROFIT                             -              30,005               5,128          -                35,133
TOTAL EXPENSES                           -              22,923               3,011          -                25,934
                                     -----------  ---------------  ----------------    ------------  --------------
INCOME FROM OPERATIONS                   -               7,082               2,117          -                 9,199

EQUITY LOSS                            (167)               -                  -             167                 -

INTEREST EXPENSE                      1,034              8,284                 660          -                 9,978

OTHER (INCOME)
         EXPENSE - Net                   -                 260                (112)         -                   148
                                     -----------  ---------------  ----------------    ------------  --------------
INCOME (LOSS) BEFORE
         INCOME TAXES                   (1,201)         (1,462)              1,569          167                (927)

PROVISION (BENEFIT) FOR
         INCOME TAXES                     (384)           (429)                703           -                (110)
                                     -----------  ---------------  ----------------    ------------  --------------
INCOME (LOSS) BEFORE                      (817)         (1,033)                866          167               (817)
         EXTRAORDINARY ITEM

EXTRAORDINARY ITEM,                         763            -                    -            -                 763
   Net of tax                        -----------  ---------------  ----------------    ------------  --------------

NET INCOME (LOSS)                     $ (1,580)       $ (1,033)        $       866     $       167       $  (1,580)
                                     ===========  ==============   ===============    ============ ================




                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                 (In Thousands)
                                   (Unaudited)

                                       Parent       Guarantor      Non-Guarantor
                                      Company     Subsidiaries       Subsidiary      Eliminations     Consolidated
                                     -----------  --------------  -----------------  --------------  ---------------


NET SALES                            $   -          $   124,961    $     19,195       $   -               $ 144,156

COST OF SALES                            -               97,519          14,107           -                 111,626
                                     -----------  ---------------  ----------------    ------------  --------------
GROSS PROFIT                             -               27,442           5,088           -                  32,530

TOTAL EXPENSES                           -               22,451           2,907           -                  25,358
                                     -----------  ---------------  ----------------    ------------  --------------
INCOME FROM OPERATIONS                   -                4,991           2,181           -                   7,172

EQUITY INCOME                           429                 -               -           (429)                   -

INTEREST EXPENSE                      1,063               5,719             669           -                   7,451

OTHER (INCOME)
         EXPENSE - Net                   -                  (31)            118           -                      87
                                     -----------  ---------------  ----------------    ------------  --------------
INCOME (LOSS) BEFORE
         INCOME TAXES                 (634)                (697)          1,394         (429)                  (366)

PROVISION (BENEFIT) FOR
         INCOME TAXES                 (353)                (247)            515           -                     (85)
                                     -----------  ---------------  ----------------    ------------  --------------

NET INCOME (LOSS)                    $(281)        $       (450)      $     879        $(429)           $      (281)
                                     ===========  ===============  ================    ============  ==============




                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 1999
                                 (In Thousands)
                                   (Unaudited)

                                       Parent       Guarantor      Non-Guarantor
                                      Company     Subsidiaries       Subsidiary      Eliminations     Consolidated
                                     -----------  --------------  -----------------  --------------  ---------------
                                                                         ASSETS

CURRENT ASSETS:
         Cash                        $    -            $ 2,480          $      -         $    262        $    2,742
         Accounts receivable - net        -             29,347               4,330              -            33,677
         Inventories                      -             18,676               3,386            188            22,250
         Prepaid and other current
           assets - net                   -              7,351                 269              -             7,620
                                     ---------      ----------           ---------        --------        ---------
                  Total current assets    -             57,854               7,985            450            66,289
                                     ---------      ----------           ---------        --------        ---------
PROPERTY, PLANT AND
         EQUIPMENT - Net                  -             88,785               6,019             -             94,804
                                     ---------      ----------           ---------        --------        ---------

OTHER ASSETS:
         Goodwill and other
           intangibles - net              -             89,633              17,966            -             107,599
         Deferred financing costs - net   -              6,787                  -             -               6,787
         Other noncurrent assets          -                302                  -             -                 302
         Intercompany advances          20,423          17,641                 412        (38,476)               -
         Investment in subsidiaries     37,629             -                    -         (37,629)               -
                                     ---------      ----------           ---------        --------        ---------
TOTAL ASSETS                         $  58,052       $ 261,002          $   32,382     $  (75,655)         $275,781
                                     =========      ==========           =========       =========       ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable and
           accrued expenses           $ (2,121)      $  43,251         $     3,805     $      (94)        $  44,841
         Current maturities of
           long-term debt                  -               -                    -               -               -
                                     ---------      ----------           ---------        --------        ---------
         Total current liabilities      (2,121)         43,251               3,805            (94)           44,841
                                     ---------      ----------           ---------        --------        ---------
LONG-TERM DEBT                          19,997         159,339               9,226              -           188,562
DEFERRED TAXES - Net                      (916)          3,342               2,332              -             4,758
OTHER NONCURRENT
         LIABILITIES                       -             3,838               1,244              -             5,082
                                     ---------      ----------           ---------        --------        ---------
         Total liabilities              16,960         209,770              16,607            (94)          243,243
                                     ---------      ----------           ---------        --------        ---------
INTERCOMPANY ADVANCES                      -            30,205               7,173        (37,378)              -
TOTAL STOCKHOLDERS'
         EQUITY                         41,092          21,027               8,602        (38,183)           32,538
                                     ---------      ----------           ---------        --------        ---------
TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY          $58,052        $261,002            $ 32,382       $(75,655)         $275,781
                                     =========      ==========           =========        ========        ---------





                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1998
                                 (In Thousands)
                                   (Unaudited)


                                       Parent       Guarantor      Non-Guarantor
                                      Company     Subsidiaries       Subsidiary      Eliminations     Consolidated
                                     -----------  --------------  -----------------  --------------  ---------------
                                                                         ASSETS
CURRENT ASSETS:

         Cash                         $   -         $    1,246           $     384         $    -         $   1,630
         Accounts receivable - net        -             26,263               3,226            (81)           29,408
         Inventories                      -             16,354               2,407              -            18,761
         Prepaid and other current
           assets - net                   -              2,412                 398          3,384             6,194
                                     ---------      ----------           ---------        --------        ---------
            Total current assets          -             46,275               6,415          3,303            55,993
                                     ---------      ----------           ---------        --------        ---------
PROPERTY, PLANT AND
         EQUIPMENT - Net                  -             86,720               5,923             -             92,643
                                     ---------      ----------           ---------        --------        ---------

OTHER ASSETS:
         Goodwill and other
           intangibles - net              -             91,869              17,570         (1,244)          108,195
         Deferred financing costs        1,294             -                    -             -               1,294
            - nets
         Other noncurrent assets          -                129                  -             -                129
         Intercompany advances          21,434          76,033                 390        (97,857)               -
         Investment in subsidiaries     37,788              -                   -         (37,788)               -
                                     ---------      ----------           ---------        --------        ---------
TOTAL ASSETS                         $  60,516       $ 301,026        $     30,298   $   (133,586)        $ 258,254
                                     =========      ==========           =========        ========        =========


                                                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable and
            accrued expenses          $ (2,149)      $ 37,767         $     4,336       $   3,125        $  43,079
         Current maturities of
            long-term debt                -                10                   -             -                 10
                                     ---------      ----------           ---------        --------        ---------
         Total current liabilities      (2,149)        37,777               4,336          3,125            43,089
                                     ---------      ----------           ---------        --------        ---------

LONG-TERM DEBT                          19,997         142,413               9,182            -             171,592
DEFERRED TAXES - Net                      -              2,331               2,331            -               4,662
OTHER NONCURRENT
         LIABILITIES                      -              4,714               1,410          (750)             5,374
                                     ---------      ----------           ---------        --------        ---------
         Total liabilities              17,848         187,235              17,259          2,375           224,717
                                     ---------      ----------           ---------        --------        ---------
INTERCOMPANY ADVANCES                     -             90,252               6,790        (97,042)             -
TOTAL STOCKHOLDERS'
         EQUITY                         42,668          23,539               6,249        (38,919)           33,537
                                     ---------      ----------           ---------        --------        ---------
TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY        $  60,516      $  301,026           $  30,298     $ (133,586)        $ 258,254
                                     =========      ==========           =========        ========        ---------



                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                 (In Thousands)
                                  (Unaudited)

                                         Parent         Guarantor       Non-Guarantor
                                        Company       Subsidiaries       Subsidiary       Eliminations    Consolidated
                                      -------------  ----------------  ----------------  ---------------  --------------

CASH FLOWS PROVIDED BY
         OPERATING ACTIVITIES:
         Net (loss) income            $    (1,580)      $    (1,033)       $      866          $   167       $  (1,580)
         Adjustments to reconcile
           net (loss) income to
           net cash provided by
           (used in) operating
           activities:
           Equity loss                        167                -                 -              (167)             -

           Depreciation and
             amortization                      23            14,090               681                -          14,794

           Extraordinary item               1,271                -                 -                 -           1,271

           Changes in
             operating assets
             and liabilities                 (892)           (5,819)           (2,249)               -          (8,960)
                                          ---------        ----------         ---------          --------      ---------
           Net cash provided
             by (used in)
             operating activities          (1,011)            7,238              (702)               -           5,525
                                          ---------        ----------         ---------          --------      ---------
CASH FLOWS USED IN
  INVESTING ACTIVITIES                         -            (14,384)             (476)               -         (14,860)
                                          ---------        ----------         ---------          --------      ---------
CASH FLOWS PROVIDED
  BY FINANCING ACTIVITIES                   1,011             8,642                85                -           9,738
                                          ---------        ----------         ---------          --------      ---------
EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                               -                 -               709                -             709
                                          ---------        ----------         ---------          --------      ---------
NET CHANGE IN CASH                              -             1,496              (384)               -           1,112

CASH, BEGINNING OF PERIOD                       -             1,246               384                -           1,630
                                          ---------        ----------         ---------          --------      ---------
CASH, END OF PERIOD                       $     -         $   2,742           $     -           $    -        $  2,742
                                          =========        ==========         =========          ========      =========





                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                 (In Thousands)
                                   (Unaudited)

                                       Parent       Guarantor      Non-Guarantor
                                      Company     Subsidiaries       Subsidiary      Eliminations     Consolidated
                                     -----------  --------------  -----------------  --------------  ---------------

CASH FLOWS PROVIDED BY
  OPERATING ACTIVITIES:

  Net (loss) income                $   (281)    $   (450)           $   879            $   (429)       $   (281)

  Adjustments to reconcile
    net (loss) income to
    net cash provided by
    (used in) operating
    activities:
    Equity income                     (429)             -               -                   429              -

    Depreciation and
      amortization                     138        12,503                 739                  -           13,380

    Non-recurring charges                 -        3,467                 -                    -            3,467

    Changes in
      operating assets
      and liabilities                (356)        (1,416)              (1,917)                -           (3,689)
                                  ---------      -----------       -----------         ----------       ---------
    Net cash provided by
    (used in)
    operating activities             (928)        14,104                (299)                 -          12,877
                                  ---------      -----------       -----------         ----------       ---------
CASH FLOWS USED IN
    INVESTING ACTIVITIES               -         (11,552)               (447)                 -         (11,999)
                                  ---------      -----------       -----------         ----------       ---------
CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES               928             946                  (6)                 -           1,868
                                  ---------      -----------       -----------         ----------       ---------
EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                      -              -                  530                  -             530
                                  ---------      -----------       -----------         ----------       ---------
NET CHANGE IN CASH                     -          3,498                 (222)                 -           3,276

CASH, BEGINNING OF PERIOD              -            829                  222                  -           1,051
                                  ---------      -----------       -----------         ----------       ---------
CASH, END OF PERIOD               $    -        $ 4,327            $      -             $     -        $  4,327
                                  =========      ===========       ===========         ==========       =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Month Period Ended June 30, 1999 Compared to Three Month Period Ended June 30, 1998

Net Sales

     Net sales increased 3.2% to $73.2 million in 1999 from $70.9 million in 1998. Our container manufacturing division's net sales declined approximately 8% to $56.2 million in 1999, from $60.9 million in 1998, due primarily to selling price declines in response to lower raw material prices and reduced demand from cyclical export markets. Net sales in our services division increased 70% to $17.0 million in 1999 from $10.0 million in 1998 due to the net sales of New England Container which was acquired in July 1998 and growth in intermediate bulk container ("IBC") leasing. Excluding the impact of the New England Container acquisition, our services division's net sales increased approximately 15%, despite lower selling prices in response to competitive pressures.

Gross Profit

     Gross profit increased $1.2 million to $17.1 million in 1999 from $15.9 million in 1998, primarily from the benefit of lower raw material prices and the net sales increase in services. Gross profit as a percentage of net sales improved to 23.4% in 1999 from 22.4% in 1998. Favorable raw material price trends, productivity improvements in containers, and the mix shift within our services division more than offset the effect of lower prices and lower container sales volume.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses as a percentage of net sales increased to 18.3% in 1999 from 15.1% in 1998 primarily due to investments in our services infrastructure, the acquisition of New England Container, and the recording of a legal settlement provision and associated professional fees.

Non-Recurring Charges

     In conjunction with the integration of acquired entities and expansion of our operations, a plan was developed to rationalize our operations and sales force and consolidate and relocate our corporate headquarters in order to improve operating efficiencies and reduce costs. This plan began in March 1998 and was substantially completed during the first quarter of 1999. As part of this plan we recorded restructuring, integration, and other charges of approximately $1.8 million for the three months ended June 30, 1998. These charges primarily include costs related to the closure of a container manufacturing facility, severance costs and other personnel related costs, the relocation of corporate headquarters, and other miscellaneous costs. We did not record any non-recurring charges for the quarter ended June 30, 1999.

Income from Operations

     Income from operations increased by $0.4 million to $3.8 million in 1999 from $3.4 million in 1998 as a result of the factors described above.


Other (Income) Expense, Net

     Other (income) expense, net, which includes changes in the fair value of foreign exchange contracts, decreased slightly in 1999 compared to 1998.

Interest Expense

     Interest expense was $5.4 million in 1999 compared with $3.8 million in 1998. The increase in interest expense is the result of increased debt levels associated with the acquisition of New England Container and the refinancing of our revolving credit loan and term loans and the senior subordinated notes offering in February 1999.

Loss Before Income Taxes

     In 1999, the loss before income taxes was $1.7 million versus $0.5 million in 1998, as a result of the factors described above.


Income Tax Benefit

     The effective tax rate (benefit) on income was (29.6)% in 1999 and (28.5)% in 1998, both lower than the statutory federal income tax rate due to the non-deductible portion of goodwill associated with our acquisitions and higher foreign income taxes.

Net Loss

     In 1999, the net loss was $1.2 million versus $0.4 million in 1998, as a result of the factors described above.

Six Month Period Ended June 30, 1999 compared to Six Month Period Ended June 30, 1998.

Net Sales

     Net sales decreased slightly to $144.1 million in 1999 from $144.2 million in 1998. Our container manufacturing division's net sales declined approximately 10% to $112.2 million in 1999, from $124.5 million in 1998, due primarily to selling price declines in response to lower raw material prices coupled with competitive pressures and unit volume decreases due to some share shifts in steel containers and lack of demand from export segments. Net sales in our services division increased approximately 62% to $31.9 million in 1999 from $19.7 million in 1998 due to the net sales of New England Container, which was acquired in July 1998, and growth in IBC leasing. Excluding the impact of the New England Container acquisition, services division's net sales increased approximately 11% despite lower selling prices in response to competitive pressures.

Gross Profit

     Gross profit increased $2.6 million to $35.1 million in 1999 from $32.5 million in 1998, primarily from the benefit of lower raw material prices and a mix shift within our services business. Gross profit as a percentage of net sales improved to 24.4% in 1999 from 22.6% in 1998. Favorable raw material price trends, improvements in efficiency, and the mix shift within our services division more than offset the effect of lower selling prices.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses as a percentage of net sales increased to 18.0% in 1999 from 15.2% in 1998 primarily due to investments in our services infrastructure, the impact of the New England Container acquisition, and the recording of a legal settlement provision.

Non-Recurring Charges

     In conjunction with the integration of acquired entities and expansion of our operations, a plan was developed to rationalize our operations and sales force and consolidate and relocate our corporate headquarters in order to improve operating efficiencies and reduce costs. This plan began in March 1998 and was substantially completed during the first quarter of 1999. As part of this plan, we recorded restructuring, integration, and other charges of approximately $3.5 million for the six months ended June 30, 1998. These charges primarily include costs related to the closure of a container manufacturing facility, severance costs and other personnel related costs, the relocation of corporate headquarters and other miscellaneous costs. We did not record any non-recurring charges for the six months ended June 30, 1999.

Income from Operations

     Income from operations increased by $2.0 million to $9.2 million in 1999 from $7.2 million in 1998 as a result of factors described above.

Other (Income) Expense, Net

     Other (income) expense, net increased by $0.1 million in 1999 from 1998 due to changes in the fair value of foreign exchange contracts.

Interest Expense

     Interest expense was $10.0 million in 1999 compared with $7.5 million in 1998. The increase in interest expense is the result of increased debt levels associated with the acquisition of New England Container and the refinancing of our revolving credit loan and term loans and the senior subordinated notes offering in February 1999.

Loss Before Income Taxes and Extraordinary Item

     In 1999, the loss before income taxes and extraordinary item was $0.9 million versus $0.4 million in 1998, as the result of the factors described above.

Income Tax Benefit

     The effective tax rate (benefit) on income was (11.9)% in 1999 and (23.2)% in 1998, both lower than the statutory federal income tax rate due to the non-deductible portion of goodwill associated with our acquisitions and higher foreign income taxes.

Loss Before Extraordinary Item

     In 1999, the loss before extraordinary item was $0.8 million versus $0.3 million in 1998 due to the factors described above.


Extraordinary Item

     As a result of the February 1999 refinancing of our revolving credit loan and term loans and the senior subordinated notes offering, we incurred an extraordinary charge of $0.8 million, which is net of tax benefits of $0.4 million, relating to the write-off of unamortized deferred financing costs.

Net Loss

     In 1999, the net loss was $1.6 million versus $0.3 million in 1998, as a result of the factors described above.


Liquidity and Capital Resources

     Our principal uses of cash are for capital expenditures, interest expense, working capital, and acquisitions. We utilize funds generated from operations and borrowings to meet these requirements. For the six months ended June 30, 1999, cash generated from operations was $5.5 million compared to cash generated from operations of $12.9 million for the six months ended June 30, 1998. The decrease was driven primarily by increased working capital investments in accounts receivable and inventory levels in the first half of 1999 as compared to the first half of 1998 to support our services division's sales growth as well as to purchase raw materials in advance of announced price increases.

     For the six months ended June 30, 1999 and 1998 we made capital expenditures of $14.9 million and $12.0 million, respectively. We currently have no capital commitments outside the ordinary course of business. Our principal working capital requirements are to finance accounts receivable and inventories. As of June 30, 1999 we had net working capital of $21.5 million, including $2.7 million of cash, $33.7 million of accounts receivable, $22.3 million of inventories, $7.6 million of other current assets, and approximately $44.8 million of accounts payable and accrued expenses.

     On February 10, 1999, we refinanced our revolving credit loan and term loans by amending our senior credit facility to provide for a $75.0 million revolving credit line (including a $15.0 million Canadian credit line), which bears interest, at our election, at a combination of domestic source and Eurodollar borrowing rates which fluctuate based on our EBITDA and debt levels, and a $25.0 million term loan, bearing interest at 9.48% (collectively, the "Senior Credit Facility"). The revolving credit facility matures in February 2004 and the term loan matures in two equal installments in June 2006 and 2007. In addition, we issued $150 million of 10 7/8% Senior Subordinated Notes (the "Notes") due February 15, 2009, issued at 99.248% resulting in an effective yield of 11.0%. The Senior Credit Facility contains certain covenants and restrictions and is secured by substantially all our assets. The Notes require semiannual interest payments commencing August 15, 1999 and mature February 2009. The Notes are subordinate to all existing and future senior indebtedness and are unconditionally guaranteed by the domestic subsidiaries and contain a number of customary covenants and restrictions. Deferred financing charges of approximately $7.1 million were incurred in connection with the refinancing.

Effect of Inflation

     Inflation generally affects our business by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. We do not believe that inflation has had any material effect on our business during the periods discussed herein.

Recently Issued Accounting Standard

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes new disclosure requirements which provide a comprehensive standard for recognition and measurement of derivatives and hedging activities. This will require new disclosures, all derivatives to be recorded on the balance sheet at fair value, and special accounting for particular types of hedges. SFAS 133 is currently scheduled to take effect for us on January 1, 2000, but the Financial Accounting Standards Board recently issued an exposure draft of a statement, which if approved as drafted, would defer the effective date for one year. Based on our current derivatives, an interest rate collar and foreign currency forward contracts, we do not believe that SFAS 133 will have a material effect on our financial condition or results of operations.

Year 2000 Compliance

         General

     As has been widely reported, many computer systems process dates based on two digits for the year of transaction and may be unable to process dates in the year 2000 and beyond. We believe that we have identified all significant internal systems and hardware with embedded applications that require modification to ensure year 2000 compliance. In addition, we have sent questionnaires to our critical vendors in an attempt to confirm that they are year 2000 compliant. We are conducting our year 2000 compliance efforts with the assistance of independent consultants.

         Internal Systems

     Our significant internal systems consist of our accounting systems and our system that manages the inventory for our plastic container leasing and fleet management businesses. Two of our four accounting systems have been certified by the licensor and successfully tested by us for year 2000 compliance. We are in the process of replacing one of the other two accounting systems with a system that is certified by the licensor as being year 2000 compliant, and we expect the replacement and testing to be completed by the end of September 1999. We are in the process of updating the fourth accounting system for year 2000 compliance, and we expect the updating and testing to be completed by the end of September 1999. We are also in the process of updating our system that manages the inventory for our plastic container leasing and fleet management businesses for year 2000 compliance, and we expect the updating and testing to be completed by the end of September 1999.

         Hardware

     Our hardware with embedded applications principally consists of manufacturing machinery for the manufacture of plastic and steel drums. Substantially, all of this machinery has been certified by the manufacturer and tested by us for year 2000 compliance. Our tests have shown that our hardware is year 2000 compliant.

         Vendors

     We have sent questionnaires to 31 of our vendors that we consider to be critical. Twenty four vendors have responded, nineteen by supplying readiness disclosures letters and five by completing our questionnaire. None of the responding vendors reported any significant year 2000 compliance issues. We have sent a follow-up letter to the seven vendors that have not responded to our questionnaire. All of the vendors which have not responded are large, sophisticated corporations, and we expect that they are aware of their year 2000 compliance issues.

         Year 2000 Risks

     Despite our year 2000 compliance efforts, there are many risks associated with the year 2000 compliance issue, including but not limited to the possible failure of our systems and hardware with embedded applications. These failures could result in:

 .    our inability to order raw materials,

 .    the malfunctioning of our manufacturing or services processes,

 .    our  inability to properly  bill and collect  payments from our customers and/or

 .    errors or omissions in accounting  and financial  data,  any of which could have a material adverse effect on our results of operations and financial condition.

In addition, there can be no guarantee that the systems of other companies, including our vendors, utilities and customers, will be converted in a timely manner, or that a failure to convert by another company, or a conversion that is incompatible with our systems, would not have a material adverse effect on us.

         Costs

     Through June 30, 1999 we have incurred and capitalized costs of approximately $4.8 million primarily related to the upgrade and replacement of our internal systems. We currently expect that we will incur and capitalize future incremental costs of approximately $0.6 million. We are funding these costs with a combination of cash from operations and borrowings under our senior credit facility. We have developed our cost estimates with the assistance of independent consultants.

         Contingency Plans

     We have not yet developed any contingency plans and, based on the state of our year 2000 readiness, do not expect that we will have to do so. If, however, the testing of our internal systems that we expect to complete by the end of September 1999 or any further correspondence with our vendors indicates that it is necessary, we will develop contingency plans to be in place by December 31, 1999.

                           FORWARD LOOKING STATEMENTS

     This report includes forward-looking statements. All statements other than statements of historical facts included in this report may constitute forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, we cannot assure you that our assumptions and expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause our actual results to differ from our expectations include the following: our ability to satisfy our obligations under our substantial indebtedness and the restrictions which our indebtedness impose on our operations; our ability to compete with competitors, including competitors that are larger than us and have greater financial resources than we do; our ability to finance the significant level of capital expenditures that our operations will require; the availability of raw materials and our ability to pass along to our customers any increases in our prices for raw materials; our ability to identify suitable businesses for acquisition and our ability to consummate such acquisitions and integrate the operations of such businesses; unfavorable shifts in demand from higher margin products and services to lower margin products and services; declines in the level of economic activity in the industries served by our customers; the termination of a license under which we obtain important intellectual property; adverse developments arising out of the ongoing grand jury investigation into possible price-fixing in the plastic drum industry between 1991 and 1995; loss of key personnel; employee slowdowns, strikes or similar actions; our compliance with laws and regulations governing our business, including federal, state and local environmental, transportation and shipping laws and regulations; our exposure to litigation, including to claims for product liability and contamination of the environment; and our ability and the ability of our suppliers and customers to achieve year 2000 compliance.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk and Foreign Currency Exchange Rate Risk

General

     Our results of operations and financial condition are affected by changes in interest rates and foreign currency exchange rates as measured against the U.S. dollar. We manage this exposure through internal policies and procedures and the use of derivative financial instruments. In accordance with our internal policies, we only use derivative financial instruments for risk management and not for speculative or trading purposes.

Interest Rate Risk

     The revolving indebtedness under our senior credit facility bears interest at a floating rate. Our primary exposure to interest rate risk is as a result of changes in interest expense related to this indebtedness due to changes in market interest rates. We maintain an interest rate collar in an aggregate notional principal amount of $45.0 million to limit our exposure to interest rate risk. Under this collar, if the actual Eurodollar rate at the specified measurement date is greater than a ceiling rate stated in the collar agreement, the other party to the collar pays us the differential interest expense. If the actual Eurodollar rate is lower than the floor stated in the collar agreement, we pay the other party to the collar the differential interest expense. The collar terminates on November 30, 2000. A 10% increase in interest rates at June 30, 1999 would not have had a material adverse affect on our results of operations, financial condition or cash flows.

Foreign Currency Exchange Rate Risk

     We have operations in Canada and sales denominated in Canadian dollars. Our primary exposure to foreign currency exchange rate risk is a result of changes in the exchange rate between the U.S. dollar and the Canadian dollar. We currently do not maintain any derivative financial instruments to limit our exposure to this risk. Our Canadian subsidiary, Hunter Drums Limited, maintains U.S. dollar denominated foreign currency exchange contracts which were in place prior to our acquisition of Hunter Drums. At June 30, 1999, Hunter Drums held $1.8 million of forward currency exchange contracts with settlement rates ranging from $1.38 to $1.41 Canadian dollars to U.S. dollars and settlement dates through December 1999. While these contracts increase our exposure to foreign currency exchange rate risk, due primarily to the relatively short maturities of these contracts, a 10% change in the exchange rate on June 30, 1999 between the U.S. dollar and the Canadian dollar would not have had a material adverse affect on our results of operations, financial condition or cash flows.


PART II.     OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

                  Not Applicable

ITEM 2.     CHANGES IN SECURITIES

                  Not Applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable


ITEM 5.     OTHER INFORMATION

                  Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

     *3.1 Certificate of Incorporation of  Russell-Stanley  Holdings,  Inc.

     *3.2 By-Laws of Russell-Stanley Holdings, Inc.

     *4.1 Indenture, dated as of February 10, 1999, by and among Russell-Stanley Holdings, Inc., the guarantors named therein and The Bank of New York, as the Trustee

     *4.2 Form of 10 7/8% Senior Subordinated Notes due 2009 (included as part of the Indenture filed as Exhibit 4.1 hereto.)

     *10.1 Fifth Amended and Restated Revolving Credit Agreement and Term Loan Agreement, dated as of February 10, 1999, among Russell-Stanley Holdings, Inc. and its subsidiaries, as borrowers, the lenders listed therein and BankBoston, N.A. as administrative agent, and Goldman Sachs Credit Partners, L.P., as syndication agent.

     *10.2 Stock Purchase Agreement dated as of July 21, 1998, among Vincent J. Buonanno, New England Container Co., Inc. and Russell-Stanley Holdings, Inc.

     *10.3 Stock Purchase Agreement dated as of July 1, 1997, among Mark E. Daniels, Robert E. Daniels, Mark E. Daniels Irrevocable Family Trust, R.E. Daniels Irrevocable Family Trust, Container Management Services, Inc. and Russell-Stanley Corp.

     *10.4 Share Purchase  Agreement dated as of October 24, 1997, among Michael
W. Hunter, John D. Hunter, Michael W. Hunter Holdings, Inc. John D. Hunter Holdings, Inc., Hunter Holdings, Inc. 373062 Ontario Limited, Hunter Drums Limited, Russell-Stanley Holdings, Inc. and HDL Acquisition, Inc.

     *10.5  Purchase  and Sale  Agreement  dated as of October 23,  1997,  among
Smurfit   Packaging   Corporation,    Russell-Stanley    Holdings,    Inc.   and
Russell-Stanley Corp.

     *10.6 Vestar Management Agreement dated as of July 23, 1997, among Russell-Stanley Holdings, Inc., Russell-Stanley Corp., Container Management Services, Inc. and Vestar Capital Partners.

     *10.7 Know How and Patent Licensing Agreement between Mauser-Werke GmbH and Russell-Stanley Corp., dated June 26, 1995.

     *10.8 Licensing Agreement between Mauser-Werke GmbH and Russell-Stanley Corp., dated June 26, 1995.

     *10.9 Know How and Patent Licensing Agreement between Mauser-Werke GmbH and Russell-Stanley Corp. dated June 26, 1995.

     *10.10 Know How and Patent Licensing Agreement between Mauser-Werke GmbH and Hunter Drums Limited, dated July 31, 1996.

     *10.11 Know How and Patent Licensing Agreement between Mauser-Werke GmbH and Hunter Drums Limited, dated July 31, 1996.

     *10.12 Consent and Agreement between Hunter Drums Limited and Mauser-Werke GmbH, dated September 29, 1997.

     *10.13 1998 Stock Option Plan.

     *10.14   Russell-Stanley   Holdings,   Inc.   Management  Annual  Incentive
Compensation Plan 1998.

     *10.15 Employment Agreement, dated October 30, 1997, among Russell-Stanley Holdings, Inc., Hunter Drums Limited and Michael W. Hunter.

     *10.16 Stay Pay Agreement, dated October 30, 1997, among Russell-Stanley Holdings, Inc. and Michael W. Hunter.

     *10.17  Employment   Agreement,   dated  as  of  July  23,  1997,   between
Russell-Stanley Holdings, Inc. and Mark E. Daniels.

     *10.18  Stay  Pay   Agreement,   dated  as  of  July  23,   1997,   between
Russell-Stanley Holdings, Inc. and Mark E. Daniels.

     *10.19  Employment   Agreement,   dated  as  of  July  23,  1998,   between
Russell-Stanley Holdings, Inc. and Gerard C. DiSchino.

     *10.20   Employment   Agreement,   dated   September   20,  1996,   between
Russell-Stanley Corp. and Robert Singleton.

     * 10.21 Services Agreement, dated as of February 10, 1999, between Russell-Stanley Holdings, Inc. and Vincent J. Buonanno.

     *10.22 License Agreement between Gallay SA and Hunter Drums Limited, dated February 7, 1997.

     *10.23 License Agreement between Gallay SA and Hunter Drums Limited, dated April 16, 1987.

     27 Financial Data Schedule

     * This Exhibit is incorporated by reference to the Exhibit of the same number filed as part of the Company's Registration Statement on Form S-4 (File No. 333-76057).

         (b) Reports on Form 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                              RUSSELL-STANLEY HOLDINGS, INC.



Date:   September      , 1999             By:___________________________________
                                             Daniel W. Miller,
                                             Executive Vice President
                                             and Chief Financial Officer