Form 10-Q
period 1999-09-30
RUSSELL-STANLEY HOLDINGS INC
filed 1999-11-15
CIK 1076647

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999


                        Commission File Number 333-76057

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


                                 (908)203-9500
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

            Common Stock, $.01 par value per share: 2,200,764 shares
                  (See Note 16 to Financial Statements included
                    as part of Form S-4, File No. 333-76057)

                               TABLE OF CONTENTS

                                                                   Page

PART I:  FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS                           3

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS              18

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE
         ABOUT MARKET RISK                                          25


PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS                                          26

ITEM 2:  CHANGES IN SECURITIES                                      26

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                            26

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS                                        26

ITEM 5:  OTHER INFORMATION                                          26

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                           26

SIGNATURES                                                          29

                         PART I. FINANCIAL INFORMATION

                  ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)


                                Three Months Ended         Nine Months Ended
                                  September 30,              September 30,
                                  -------------              -------------
                                1999          1998         1999       1998
                                ----          ----         -----      ----
                                   (Unaudited)                (Unaudited)

NET SALES                          $71,549     $67,355    $215,672   $211,511
COST OF SALES                       56,046      51,909    165,036     163,535
                                    ------      ------    -------     -------
         Gross Profit               15,503      15,446    50,636       47,976

OPERATING EXPENSES
     Selling                         6,068       5,005    17,903       14,785
     General and administrative      5,688       5,732    18,181       16,177
     Amortization of intangibles       447         768     2,053        2,434
     Non-recurring charges               -          33         -        3,500
                                   -------      ------   -------       ------
     Total expenses                 12,203      11,538    38,137       36,896

INCOME FROM OPERATIONS               3,300       3,908    12,499       11,080

INTEREST EXPENSE                     5,576       4,390    15,554       11,841

OTHER (INCOME) EXPENSE - net            56         188       204          275
                                   -------      ------   -------       ------

LOSS BEFORE INCOME TAXES
     AND EXTRAORDINARY ITEM         (2,332)       (670)   (3,259)      (1,036)

INCOME TAX (BENEFIT) PROVISION        (505)        116      (615)          31
                                   -------      ------   -------       ------

LOSS BEFORE EXTRAORDINARY ITEM      (1,827)       (786)   (2,644)      (1,067)

     EXTRAORDINARY ITEM, net of tax      -           -       763            -
                                   --------     -------    -----       --------

NET LOSS                            (1,827)       (786)   (3,407)      (1,067)

OTHER COMPREHENSIVE INCOME
     (LOSS)                            129        (877)      838       (1,407)
                                   --------     -------    -----       --------
COMPREHENSIVE LOSS                $ (1,698)   $ (1,663)  $(2,569)     $(2,474)
                                    =======     =======   =======      ========


                See notes to consolidated financial statements.



                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                              September 30,    December 31,
                                                  1999             1998
                                                  ----             ----
                                              (Unaudited)
ASSETS
CURRENT ASSETS
     Cash                                        $1,355          $ 1,630
     Accounts receivable - net                   33,103           29,408
     Inventories                                 22,800           18,761
     Prepaid taxes and income taxes receivable-
        net                                       5,558            3,460
     Prepaid expenses and other current assets    1,835            2,132
     Deferred tax benefit - net                     740              602
                                                -------          -------
        Total current assets                     65,391           55,993
                                                -------          -------

PROPERTY, PLANT AND EQUIPMENT - net              94,951           92,643
                                                -------          -------
OTHER ASSETS:
     Goodwill and other intangibles - net       107,039          108,195

     Deferred financing costs - net               6,659            1,294
     Other noncurrent assets                        265              129
                                                -------          -------
       Total other assets                       113,963          109,618
                                                -------          -------
TOTAL ASSETS                                   $274,305         $258,254
                                               ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses      $39,163          $43,079
     Current maturities of long-term debt             -               10
                                                -------          -------
        Total current liabilities                39,163           43,089

LONG TERM DEBT                                  194,903          171,592

DEFERRED TAXES - net                              5,021            4,662

OTHER NON CURRENT LIABILITIES                     4,379            5,374
                                                -------          -------
     Total liabilities                          243,466          224,717
                                                -------          -------

STOCKHOLDERS' EQUITY                             30,839           33,537
                                                -------          -------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                       $274,305         $258,254
                                               ========         ========


                See notes to consolidated financial statements.


                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                           Nine Months Ended
                                                             September 30,
                                                             ------------
                                                            1999        1998
                                                            ----        ----
                                                              (Unaudited)

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
     Net loss                                             $(3,407)     $(1,067)
     Adjustments to reconcile net loss to
           Net cash provided by operating activities:
           Depreciation and amortization                   22,657       19,868
           Extraordinary item                               1,271            -
           Other noncash items                                  -           50
Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable            (3,695)         250
     Decrease (increase) in inventories                    (4,039)       1,954
     Decrease (increase) in prepaid taxes and other
           current assets                                  (1,524)       1,170
     Increase (decrease) in accounts payable and
           accrued expenses                                (6,093)       5,236
     Increase (decrease) in deferred income taxes             423         (774)
     Increase (decrease) in other - net                      (157)         312
                                                           -------    --------
           Net cash provided by operating activities        5,436       26,999
                                                           -------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition, net of cash                                   -      (16,562)
     Capital expenditures                                 (21,903)     (20,479)
     Other, net                                                 -          101
                                                        ----------    --------
           Net cash used in investing activities          (21,903)     (36,940)
                                                        ----------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds (repayments) from long-term borrowings-
        net                                                44,058         (286)
     Proceeds (repayments) from revolving credit loan-
        net                                               (20,697)      12,419
     Cash paid for financings costs                        (7,214)           -
     Other                                                     45          (79)
                                                        ---------     --------
           Net cash provided by financing activities       16,192       12,054
                                                        ---------     --------

NET CHANGE IN CASH                                          (275)        2,113

CASH, BEGINNING OF PERIOD                                  1,630         1,051
                                                        --------      --------
CASH, END OF PERIOD                                      $ 1,355       $ 3,164
                                                         =======       =======


                 See notes to consolidated financial statements

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

     These consolidated financial statements and related notes thereto as of September 30, 1999 and for each of the three and nine month periods ended September 30, 1999 and 1998 are unaudited.

     The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of September 30, 1999 and December 31, 1998, the consolidated statements of operations and comprehensive income for the three month and nine month periods ended September 30, 1999 and 1998 and the statements of cash flows for the nine month periods ended September 30, 1999 and 1998. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported on the financial statements and accompanying the notes. Actual amounts could differ from those estimates. Certain items in 1998 have been reclassified to conform to the 1999 presentation.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in Russell-Stanley Holdings, Inc.'s (the "Company's") Registration Statement on Form S-4, File No. 333-76057.


NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARD

     In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") was issued. SFAS 133 establishes new disclosure requirements, which provide a comprehensive standard for recognition and measurement of derivatives and hedging activities. SFAS 133 will take effect in 2001 and will require new disclosures, all derivatives to be recorded on the balance sheet at fair value, and establish special accounting for certain types of hedging activities. Based on the Company's current derivatives, an interest rate collar and foreign currency forward contracts, management does not believe that SFAS 133 will have a material effect on the Company's financial condition or results of operations.


NOTE 3 - INVENTORIES

Inventories consist of the following:

                                       September 30,          December 31,
                                          1999                    1998
                                     ------------------     -----------------
                                        (Unaudited)
                                                    (In thousands)

Raw material                             $12,206                     $11,380
Work-in-process                            1,937                       1,617
Finished goods                             8,657                       5,764
                                        --------                    --------
     Total                               $22,800                     $18,761
                                          ======                      ======


NOTE 4 - LONG-TERM DEBT

     Long-term debt consists of the following:

                                      September 30,         December 31,
                                           1999                  1998
                                     ------------------     -----------------
                                       (Unaudited)
                                                    (In thousands)

Senior subordinated notes             $  148,939                $          -
Revolving credit loan and term loans      45,964                      171,591
Capital lease obligations                      -                          11
                                        --------                    --------

                                         194,903                     171,602
                                        --------                    --------
Less current maturities                        -                          10
                                        --------                    --------

Long-term debt                       $   194,903                 $   171,592
                                         =======                     =======


     On February 10, 1999, the Company refinanced its revolving credit loan and term loans by amending its senior credit facility to provide for a $75.0 million revolving credit line (including a $15.0 million Canadian credit line in U.S. dollars), which bears interest, at the Company election, at a combination of domestic source and Eurodollar borrowing rates which fluctuate based on the Company's EBITDA and debt levels, and a $25.0 million term loan, bearing interest at 9.48% (collectively, the "Senior Credit Facility"). The revolving credit facility matures in February 2004 and the term loan matures in two equal installments in June 2006 and 2007. In addition, the Company issued $150 million of 10.875% Senior Subordinated Notes (the "Notes") due February 15, 2009, at 99.248%, resulting in an effective yield of 11.0%. The Senior Credit Facility contains certain covenants and restrictions and is secured by substantially all assets of the Company. The Notes require semiannual interest payments commencing August 15, 1999 and mature February 2009. The Notes are subordinate to all existing and future senior indebtedness of the Company and are unconditionally guaranteed by the domestic subsidiaries and contain a number of customary covenants and restrictions. Deferred financing charges of approximately $7.2 million were incurred in connection with the refinancing.

     The Notes, revolving credit loan, and term loans have the following provisions (dollars in thousands):


                                                          Interest                       Interest
                                                           Rate at       Balance at      Rate at       Balance at
                     Domestic           Eurodollar        September 30,  September 30,   December 31, December 31,
                  Interest Rate        Interest Rate         1999            1999           1998         1998
                 -----------------   -----------------  --------------  -------------  -------------  --------------
                                                         (Unaudited)    (Unaudited)

Revolving       Prime plus margin    LIBOR plus margin       8.25-
Credit Loan     not less than 1.25%  not less than 2.75%     9.50%        $  12,338          9.00%       $ 22,837

Revolving      Canadian prime plus
Credit loan -  margin not less than          -               7.50             8,626            -              -
Foreign        1.25%

Term Loan A -  Prime plus margin     LIBOR plus margin
Domestic       not less than 1.00%   not less than 2.50%     -                    -          9.00          35,000

Term Loan A -  Prime plus margin     LIBOR plus margin
Foreign        not less than 1.00%   not less than 2.50%     -                    -          9.00           9,182

Term Loan B - Prime plus margin      LIBOR plus margin
              not less than 1.50%    not less than 3.00%     -                    -          9.50          79,572

Term Loan C -   Fixed rate          Fixed rate              9.48            25,000           9.48          25,000

Senior
Subordinated
Notes           Fixed rate                           -     10.88           148,939                             -
                                                                         ---------                      ----------
Total                                                                    $  194,903                     $  171,591
                                                                          =========                      =========



                                             Maturities of long-term debt
                                                    (In thousands)

                  2004                                $    20,964
                  2005 and thereafter                     173,939
                                                          -------
                  Total                               $   194,903
                                                          =======


NOTE 5 - STOCKHOLDERS' EQUITY


                                              September 30,           December 31,
                                                  1999                   1998
                                              ------------            -----------
                                                (Unaudited)
                                                          (In thousands)

Common Stock, $.01 par value,                     $       22            $       22
At September 30, 1999 and December 31, 1998,
3,000,000 shares were authorized; 2,201,00 and
2,205,000 shares were issued and outstanding at
September 30, 1999 and December 31, 1998,
respectively
Accumulated paid in capital                           70,180                70,180

Accumulated deficit                                  (32,677)              (29,270)

Accumulated other comprehensive income(loss)          (1,640)               (2,478)

Less:   Notes receivable for shares issued to
           management                                    (13)                  (64)

    Treasury stock                                    (5,033)               (4,853)
                                                     -------               -------

TOTAL STOCKHOLDERS' EQUITY                          $ 30,839            $   33,537
                                                     =======             =========



NOTE 6 - EXTRAORDINARY ITEM

           The Company used a portion of the proceeds from the debt refinancing to repay its existing debt. As a result of this early extinguishment of debt, the Company incurred an extraordinary charge in February 1999 totaling approximately $763,000, net of tax benefits, consisting of the write-off of unamortized deferred financing costs.


NOTE 7 - COMPREHENSIVE INCOME (LOSS)

           The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Other comprehensive income
(loss) consists of foreign currency translation adjustments for each of the three and nine month periods ended September 30, 1999 and 1998.

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

NOTE 9 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                Nine Months Ended
                                                  September 30,
                                                ----------------
                                                 (In thousands)

                                                 1999       1998
                                                 ----       ----
           Cash paid during the period for:
                    Interest                    $17,181    $7,494
                                                =======    ======
                    Income Taxes               $  1,796   $   478
                                                =======    ======

           Non-Cash Financing Activity:
                     Term Loans Exchanged for
                     Senior Subordinated Notes
                     (Note 4)                  $150,000   $     -
                                                =======    ======



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

      Investments in subsidiaries are accounted for by the Company under the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Company's investments in and advances to/from subsidiaries account and earnings (losses). The elimination entries eliminate investments in subsidiaries, related stockholders' equity and other intercompany balances and transactions.


                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                 (In Thousands)
                                   (Unaudited)




                                                             Non
                                 Parent       Guarantor      Guarantor
                                 Company      Subsidiaries   Subsidiary   Eliminations     Consolidated
                                 -------      ------------   ----------   ------------     ------------

NET SALES                     $   --        $ 62,570         $  8,979      $   --           $ 71,549

COST OF SALES                     --          49,355            6,691          --             56,046

GROSS PROFIT                      --          13,215            2,288          --             15,503

TOTAL EXPENSES                    --          10,795            1,408          --             12,203
                              -------        -------          -------      ------            -------
INCOME FROM OPERATIONS            --           2,420              880          --              3,300

EQUITY LOSS                     (1,496)         --                 --       1,496               --

INTEREST EXPENSE                   553         4,705              318         --               5,576

OTHER (INCOME)
      EXPENSE - net                --             49                7         --                  56
                              -------         -------         -------      ------            -------
INCOME (LOSS) BEFORE
       INCOME TAXES            (2,049)        (2,334)             555      1,496              (2,332)
PROVISION (BENEFIT) FOR
       INCOME TAXES              (222)          (535)             252         --                (505)
                             --------        --------         -------      ------            -------
NET INCOME (LOSS)            $ (1,827)      $ (1,799)        $    303   $  1,496            $ (1,827)
                             ========       ========         ========   ========            ========




                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                                 (In Thousands)
                                   (Unaudited)



                                                             Non-
                                 Parent     Guarantor      Guarantor
                                 Company    Subsidiaries   Subsidiary   Eliminations     Consolidated
                                 -------    ------------   ----------   ------------     ------------

NET SALES                     $   --      $ 59,057         $  8,298     $   --            $ 67,355

COST OF SALES                     --        45,885            6,024         --              51,909
                              ------       -------           ------      -----             -------

GROSS PROFIT                      --        13,172            2,274         --              15,446


TOTAL EXPENSES                    --        10,112            1,426         --              11,538
                              ------       -------           ------      -----             -------


INCOME FROM OPERATIONS            --         3,060              848         --               3,908

EQUITY LOSS                       (409)       --                --          409                --

INTEREST EXPENSE                   565       3,461              364         --               4,390

OTHER (INCOME)
    EXPENSE - net                 --            (2)             190         --                 188
                               -------     -------           ------     ------             -------
INCOME (LOSS) BEFORE
   INCOME TAXES                   (974)       (399)             294         409               (670)
PROVISION (BENEFIT) FOR
   INCOME TAXES                   (188)        166)             138         --                 116
                              --------    --------           ------     ------             -------
NET INCOME (LOSS)             $   (786)   $   (565)          $  156       $ 409           $   (786)
                              ========    ========           ======    ========            ========



                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (In Thousands)
                                  (Unaudited)


                                                             Non-
                                 Parent     Guarantor      Guarantor
                                 Company    Subsidiaries   Subsidiary   Eliminations     Consolidated
                                 -------    ------------   ----------   ------------     ------------

NET SALES                     $    --      $ 188,289       $  27,383    $    --        $  215,672

COST OF SALES                      --        145,069          19,967         --           165,036
                               ------       --------        --------      -----         ---------

GROSS PROFIT                       --         43,220           7,416         --            50,636

TOTAL EXPENSES                     --         33,718           4,419         --            38,137
                               ------       --------        --------      -----         ---------

INCOME FROM OPERATIONS             --          9,502           2,997         --            12,499

EQUITY LOSS                    (1,663)           --             --          1,663              --

INTEREST EXPENSE                1,587         12,989             978         --            15,554

OTHER (INCOME)
     EXPENSE - net                 --            309            (105)        --               204
                               ------       --------        --------      -----         ---------

INCOME (LOSS) BEFORE
     INCOME TAXES              (3,250)        (3,796)          2,124        1,663          (3,259)
PROVISION (BENEFIT) FOR
     INCOME TAXES                (606)          (964)            955         --              (615)
                               ------       --------        --------        -----       ---------
INCOME (LOSS) BEFORE
     EXTRAORDINARY ITEM        (2,644)        (2,832)          1,169        1,663          (2,644)

EXTRAORDINARY ITEM,
     Net of tax                   763           --              --           --               763
                               ------       --------        --------        -----       ---------

NET INCOME (LOSS)           $  (3,407)     $  (2,832)     $    1,169     $  1,663       $  (3,407)
                            =========      =========      ==========     ========       =========


                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (In Thousands)
                                  (Unaudited)


                                                        Non-
                              Parent     Guarantor      Guarantor
                              Company    Subsidiaries   Subsidiary   Eliminations     Consolidated
                              -------    ------------   ----------   ------------     ------------

NET SALES                 $    --      $ 184,018       $  27,493   $    --           $ 211,511

COST OF SALES                  --        143,404          20,131        --             163,535
                           ---------    ---------      ---------     -------         ---------

GROSS PROFIT                   --         40,614           7,362        --              47,976

TOTAL EXPENSES                 --         32,563           4,333        --              36,896
                           ---------    ---------      ---------     -------         ---------

INCOME FROM OPERATIONS         --          8,051           3,029        --              11,080

EQUITY INCOME                    20         --               --         (20)              --

INTEREST EXPENSE              1,628        9,180           1,033        --              11,841

OTHER (INCOME)
     EXPENSE - net             --            (33)            308        --                 275
                           ---------    ---------      ---------     -------         ---------

INCOME (LOSS) BEFORE
     INCOME TAXES            (1,608)      (1,096)          1,688        (20)            (1,036)
PROVISION (BENEFIT) FOR
     INCOME TAXES              (541)         (81)            653        --                  31
                           ---------    ---------      ---------     -------         ---------
NET INCOME (LOSS)         $  (1,067)   $  (1,015)      $   1,035    $   (20)         $  (1,067)
                          =========    =========       =========   =========         =========





                           RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
                         SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                      SEPTEMBER 30, 1999
                                         (In Thousands)
                                          (Unaudited)


                                                                       Non-
                                           Parent       Guarantor      Guarantor
                                          Company      Subsidiaries    Subsidiary    Eliminations     Consolidated
                                          -------      ------------    ----------    ------------     ------------
ASSETS
CURRENT ASSETS:

         Cash                            $       -     $    1,355     $        -     $        -         $   1,355
         Accounts receivable - net               -         28,653          4,450              -            33,103
         Inventories                             -         19,930          2,870              -            22,800
         Prepaid and other current
           assets - net                          -          8,013            120              -             8,133
                                          --------     ----------      ---------        ---------
         Total current assets                    -         57,951          7,440              -            65,391
                                          --------     ----------      ---------        ---------        --------
PROPERTY, PLANT AND
         EQUIPMENT - net                         -         89,057          5,894               -           94,951
                                          --------     ----------      ---------        ---------        --------
OTHER ASSETS:

         Goodwill and other
           Intangibles - net                     -         88,780         18,259              -           107,039
         Deferred financing costs -
            net                                  -          6,659              -              -             6,659
         Other noncurrent assets                 -            265              -              -               265
         Intercompany advances              19,869         20,632             43        (40,544)               -
         Investment in subsidiaries         38,259             -               -        (38,259)               -
                                          --------     ----------      ---------       ---------      -----------
TOTAL ASSETS                             $  58,128   $   263,344      $   31,636     $  (78,803)      $   274,305
                                         =========   ===========      ==========     ============     ===========

LIABILITIES AND
STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

         Accounts payable and
           accrued expenses              $ (2,511)   $   37,300       $    4,374     $       -        $    39,163
                                          --------     ----------      ---------       ---------      -----------

         Current maturities of long-
           term debt                            -            -                 -
                                          --------     ----------      ---------        ---------
         Total current liabilities         (2,511)       37,300            4,374             -             39,163

LONG-TERM DEBT                             19,997       166,280            8,626             -            194,903
                                          --------     ----------      ---------        ---------        --------
DEFERRED TAXES - net                         (749)        4,715            1,055             -              5,021
OTHER NON CURRENT
         LIABILITIES                            -         3,244            1,135             -              4,379
                                          --------     ----------      ---------        ---------        --------
         Total liabilities                 16,737       211,539           15,190             -            243,466

                                          --------     ----------      ---------        ---------        --------
INTERCOMPANY ADVANCES                           -        32,577            7,214       (39,791)                -

TOTAL STOCKHOLDERS' EQUITY                 41,391        19,228            9,232       (39,012)            30,839
                                       ----------    ----------       ----------    -----------         ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                   $   58,128    $  263,344       $   31,636    $  (78,803)        $  274,305
                                       ==========    ==========       ==========    ==========          =========




                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1998
                                 (In Thousands)
                                  (Unaudited)


                                                                       Non-
                                          Parent       Guarantor      Guarantor
                                          Company      Subsidiaries   Subsidiary    Eliminations     Consolidated
                                          -------      ------------   ----------    ------------     ------------
ASSETS
CURRENT ASSETS:

         Cash                            $       -     $    1,246      $     384     $       -       $   1,630
         Accounts receivable - net               -         26,263          3,226           (81)         29,408
         Inventories                             -         16,354          2,407             -          18,761
         Prepaid and other current
           assets - net                          -          2,412            398         3,384           6,194
                                          --------     ----------       --------      --------       ---------
         Total current assets                    -         46,275          6,415         3,303          55,993
                                          --------     ----------       --------      --------       ---------

PROPERTY, PLANT AND
         EQUIPMENT - net                         -         86,720          5,923             -          92,643
                                          --------     ----------       --------      --------       ---------

OTHER ASSETS:

         Goodwill and other
           Intangibles - net                     -         91,869         17,570        (1,244)        108,195
         Deferred financing costs -
            net                              1,294              -              -              -          1,294
         Other noncurrent assets                 -            129              -              -            129
         Intercompany advances              21,434         76,033            390       (97,857)              -
         Investment in subsidiaries         37,788              -              -       (37,788)              -
                                          --------     ----------       --------      --------       ---------

TOTAL ASSETS                             $  60,516     $  301,026      $  30,298     $(133,586)      $ 258,254
                                         =========     ==========      =========     =========       =========

LIABILITIES AND
STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

         Accounts payable and
           accrued expenses              $ (2,149)     $   37,767     $    4,336     $   3,125       $  43,079
         Current maturities of long-
           term debt                            -              10              -             -              10
                                          --------     ----------       --------      --------       ---------

         Total current liabilities         (2,149)         37,777          4,336         3,125          43,089
                                          --------     ----------       --------      --------       ---------

LONG-TERM DEBT                             19,997        142,413           9,182             -         171,592
                                          --------     ----------       --------      --------       ---------
DEFERRED TAXES - net                            -          2,331           2,331             -           4,662

OTHER NON CURRENT
         LIABILITIES                            -          4,714           1,410          (750)          5,374
                                          --------     ----------       --------      --------       ---------

         Total liabilities                 17,848        187,235          17,259         2,375         224,717
                                          --------     ----------       --------      --------       ---------

INTERCOMPANY ADVANCES                           -         90,252           6,790       (97,042)              -

TOTAL STOCKHOLDERS'
   EQUITY                                  42,668         23,539           6,249       (38,919)         33,537
                                          --------     ----------       --------      --------       ---------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                   $   60,516    $   301,026       $  30,298    $ (133,586)    $   258,254
                                       ==========    ===========       =========    ==========     ===========




                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (In Thousands)
                                  (Unaudited)



                                                                      Non-
                                          Parent       Guarantor      Guarantor
                                          Company      Subsidiaries   Subsidiary      Eliminations     Consolidated

CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES:

Net (loss) income                        $ (3,407)     $  (2,832)      $   1,169     $    1,663       $ (3,407)

Adjustments to reconcile net income
(loss) to net cash provided by (used
in) operating activities:
Equity loss                                 1,663              -               -        (1,663)               -

Depreciation and amortization                  23         21,571           1,063              -          22,657

Extraordinary item                          1,271              -               -              -           1,271

Changes in operating assets
and liabilities                            (1,114)       (13,614)           (357)             -         (15,085)
                                          -------        -------          ------         -------        --------
   Net cash provided by (used in)
     operating activities                  (1,564)         5,125           1,875              -           5,436
                                          -------        -------          ------         -------        --------

CASH FLOWS USED IN
INVESTING ACTIVITIES                            -        (21,221)           (682)             -          21,903
                                          -------        -------          ------         -------        --------

CASH FLOWS PROVIDED
BY (USED IN) FINANCING
ACTIVITIES                                  1,564         16,205          (1,577)             -          16,192
                                          -------        -------          ------         -------        --------


NET CHANGE IN CASH                              -            109            (384)             -            (275)

CASH, BEGINNING OF PERIOD                       -          1,246             384              -           1,630
                                          -------        -------          ------         -------        --------


CASH, END OF PERIOD                      $      -        $ 1,355       $       -       $      -      $     1,355
                                         ========        =======       =========       =========     ===========




                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (In Thousands)
                                  (Unaudited)



                                                                      Non-
                                          Parent       Guarantor      Guarantor
                                          Company      Subsidiaries   Subsidiary      Eliminations     Consolidated
                                          -------      ------------   ----------      ------------     ------------

CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES:

Net (loss) income                        $ (1,067)     $  (1,015)      $   1,035     $      (20)       $ (1,067)

Adjustments  to reconcile net
(loss) income to net cash
provided by (used in)
operating activities:
Equity loss                                   (20)             -               -             20              -

Depreciation and amortization                 207         18,561           1,100              -          19,868

Changes in operating assets
and liabilities                              (541)        10,298          (1,559)             -           8,198
                                          --------       -------        --------        --------       --------

Net cash provided by
  (used in) operating activities           (1,421)        27,844             576              -          26,999

                                          --------       -------        --------        --------       --------

CASH FLOWS USED IN
INVESTING ACTIVITIES                            -        (36,148)           (792)             -         (36,940)

                                          --------       -------        --------        --------       --------

CASH FLOWS PROVIDED BY
(USED IN) FINANCING
ACTIVITIES                                   1,421        10,639              (6)             -          12,054

                                          --------       -------        --------        --------       --------

NET CHANGE IN CASH                              -          2,335            (222)             -           2,113

CASH, BEGINNING OF PERIOD                       -            829             222              -           1,051
                                          --------       -------        --------        --------       --------

CASH, END OF PERIOD                      $      -     $    3,164     $         -      $       -       $   3,164
                                         =========    ==========     ===========      ==========      =========


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Three Month Period Ended September 30, 1999 Compared to Three Month Period Ended September 30, 1998

Net Sales

         Net sales increased 6.1 % to $71.5 million in 1999 from $67.4 million in 1998. Our container manufacturing division's net sales increased 3.5% to $56.1 million in 1999, from $54.2 million in 1998, due primarily to unit volume sales growth and higher average selling prices for plastic drums which helped offset selling price declines in steel drums due to competitive pressures. Net sales in our services division increased 16.7% to $15.4 million in 1999 from $13.2 million in 1998 due to the net sales of New England Container which was acquired in late July 1998 and growth in intermediate bulk container ("IBC") leasing. Excluding the impact of the New England Container acquisition, our services division's net sales increased approximately 9.5%, despite lower selling prices in response to competitive pressures.

Gross Profit

         Gross profit remained flat in 1999 versus 1998. In our container manufacturing division, stronger unit volumes, lower raw material costs and improved efficiencies helped offset the effects of lower selling prices to generate higher gross profit in 1999. Offsetting the increased containers gross profit was a reduction in the services division's gross profit. Higher volumes in IBC leasing and steel reconditioning were more than offset by across the board lower selling prices due to competitive pressures, increased return freight costs, and additional labor costs incurred in the destruction of a backlog of unusable containers. Gross profit as a percentage of net sales decreased to 21.7% in 1999 from 22.8% in 1998 as a result of these factors.

Operating Expenses

         Operating  expenses as a percentage of net sales  remained  constant at
17.1 % in both periods.

Income from Operations

         Income from operations decreased by $0.6 million to $3.3 million in 1999 from $3.9 million in 1998 as a result of the factors described above.

Other (Income) Expense, Net

         Other (income) expense, net, which includes changes in the fair value of foreign exchange contracts, decreased by $0.1 million in 1999 compared to 1998.



Interest Expense

         Interest expense was $5.6 million in 1999 compared with $4.4 million in 1998. The increase in interest expense is the result of increased debt levels associated with the refinancing of our revolving credit loan and term loans and the senior subordinated notes offering in February 1999 as well as a higher weighted average interest rate on this indebtedness versus the rate on our former senior credit agreement.

Loss Before Income Taxes

         In 1999, the loss before income taxes was $2.3 million versus $0.7 million in 1998, as a result of the factors described above.

Income Tax Provision(Benefit)

         The effective tax rate provision(benefit) on income was (21.7)% in 1999 and 17.3% in 1998, both lower than the statutory federal income tax rate due to the non-deductible portion of goodwill associated with our acquisitions and higher foreign income taxes.

Net Loss

         In 1999, the net loss was $1.8 million versus $0.8 million in 1998, as a result of the factors described above.

Nine Month Period Ended September 30, 1999 compared to Nine Month Period Ended September 30, 1998

Net Sales

         Net sales increased 2.0% to $215.7 million in 1999 from $211.5 million in 1998. Our container manufacturing division's net sales declined approximately 6.0% to $168.3 million in 1999, from $178.7 million in 1998, due primarily to selling price declines in response to lower raw material prices coupled with competitive pressures and unit volume decreases due to some share shifts in steel containers and a lack of demand from specialty export segments. Net sales in our services division increased approximately 44.0% to $47.4 million in 1999 from $32.9 million in 1998 due to the net sales of New England Container, which was acquired in July 1998, and growth in IBC leasing. Excluding the impact of the New England Container acquisition, our services division's net sales increased approximately 10% despite lower selling prices in response to competitive pressures.

Gross Profit

         Gross profit increased $2.6 million to $50.6 million in 1999 from $48.0 million in 1998, primarily from the benefit of higher services division sales volume, lower raw material prices, and improved containers efficiencies which more than offset the impact of lower selling prices, higher return freight costs and labor inefficiencies in services. Gross profit as a percentage of net sales improved to 23.5% in 1999 from 22.7% in 1998 as a result of these factors.

Operating Expenses

         Operating expenses, excluding non-recurring charges, increased as a percentage of net sales to 17.7% in 1999 from 15.8% in 1998 primarily due to the impact of the New England Container acquisition, higher logistics infrastructure costs in our services segment, increased inter-region delivery costs to satisfy specialty market peak demands in containers, and the recording of a legal settlement provision and related professional fees.

Non-Recurring Charges

         In conjunction with the integration of acquired entities and expansion of our operations, a plan was developed in 1998 to rationalize our operations and sales force and consolidate and relocate our corporate headquarters in order to improve operating efficiencies and reduce costs. This plan began in March 1998 and was substantially completed during the first quarter of 1999. As part of this plan, we recorded restructuring, integration, and other charges of approximately $3.5 million for the nine months ended September 30, 1998. These charges primarily include costs related to the closure of a container manufacturing facility, severance costs and other personnel related costs, the relocation of corporate headquarters and other miscellaneous costs. We did not record any non-recurring charges for the nine months ended September 30, 1999.

Income from Operations

         Income from operations increased by $1.4 million to $12.5 million in 1999 from $11.1 million in 1998 as a result of the factors described above.

Other (Income) Expense, Net

         Other (income) expense, net decreased slightly in 1999 from 1998 due to changes in the fair value of foreign exchange contracts.

Interest Expense

         Interest expense was $15.6 million in 1999 compared with $11.8 million in 1998. The increase in interest expense is the result of increased debt levels associated with the acquisition of New England Container in late July 1998 and the refinancing of our revolving credit loan and term loans and the senior subordinated notes offering in February 1999. In addition, our weighted average interest rate on this indebtedness is higher than the rate on our former senior credit agreement.

Loss Before Income Taxes and Extraordinary Item

         In 1999, the loss before income taxes and extraordinary item was $3.3 million versus $1.0 million in 1998, as the result of the factors described above.

Income Tax Provision(Benefit)

         The effective tax rate provision (benefit) on income was (18.9)% in 1999 and 3.0% in 1998, both lower than the statutory federal income tax rate due to the non-deductible portion of goodwill associated with our acquisitions and higher foreign income taxes.

Loss Before Extraordinary Item

         In 1999, the loss before extraordinary item was $2.6 million versus $1.1 million in 1998 due to the factors described above.

Extraordinary Item

         As a result of the February 1999 refinancing of our revolving credit loan and term loans and the senior subordinated notes offering, we incurred an extraordinary charge of $0.8 million, which is net of tax benefits of $0.4 million, relating to the write-off of unamortized deferred financing costs.

Net Loss

         In 1999, the net loss was $3.4 million versus $1.1 million in 1998, as a result of the factors described above.

Liquidity and Capital Resources

         Our principal uses of cash are for capital expenditures, interest expense, working capital, and acquisitions. We utilize funds generated from operations and borrowings to meet these requirements. For the nine months ended September 30, 1999, cash generated from operations was $5.4 million compared to cash generated from operations of $27.0 million for the nine months ended September 30, 1998. The decrease was driven primarily by the timing of interest and foreign tax payments, as well as reduced accounts payable and accrued expense levels associated with the payment of professional fees incurred in late 1998 for proposed acquisitions which were not consummated. In addition, increased working capital investments in accounts receivable and inventory were made in the first nine months of 1999 as compared to the first nine months of 1998 to support our services division's sales growth as well as to purchase raw materials in advance of announced price increases.

         For the nine months ended September 30, 1999 and 1998 we made capital expenditures of $21.9 million and $20.7 million, respectively. We currently have no capital commitments outside the ordinary course of business. Our principal working capital requirements are to finance accounts receivable and inventories. As of September 30, 1999 we had net working capital of $26.5 million, including $1.4 million of cash, $33.1 million of accounts receivable, $22.8 million of inventories, $8.4 million of other current assets, and approximately $39.2 million of accounts payable and accrued expenses.

         On February 10, 1999, we refinanced our revolving credit loan and term loans by amending our senior credit facility to provide for a $75.0 million revolving credit line (including a $15.0 million Canadian credit line in U.S.
dollars), which bears interest, at our election, at a combination of domestic source and Eurodollar borrowing rates which fluctuate based on our EBITDA and debt levels, and a $25.0 million term loan, bearing interest at 9.48% (collectively, the "Senior Credit Facility"). The revolving credit facility matures in February 2004 and the term loan matures in two equal installments in June 2006 and 2007. In addition, we issued $150 million of 10 7/8% Senior Subordinated Notes (the "Notes") due February 15, 2009, at 99.248% resulting in an effective yield of 11.0%. The Senior Credit Facility contains certain covenants and restrictions and is secured by substantially all our assets. The Notes require semiannual interest payments commencing August 15, 1999 and mature February 2009. The Notes are subordinate to all existing and future senior indebtedness and are unconditionally guaranteed by the domestic subsidiaries and contain a number of customary covenants and restrictions. Deferred financing charges of approximately $7.2 million were incurred in connection with the refinancing

Effect of Inflation

         Inflation generally affects our business by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. We do not believe that inflation has had any material effect on our business during the periods discussed herein.

Recently Issued Accounting Standard

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes new disclosure requirements which provide a comprehensive standard for recognition and measurement of derivatives and hedging activities. This will require new disclosures, all derivatives to be recorded on the balance sheet at fair value, and special accounting for particular types of hedges. SFAS 133 is currently scheduled to take effect for us on January 1, 2001. Based on our current derivatives, an interest rate collar and foreign currency forward contracts, we do not believe that SFAS 133 will have a material effect on our financial condition or results of operations.

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

         Internal Systems
         Our significant internal systems consist of our accounting systems and our system that manages the inventory for our plastic container leasing and fleet management businesses. Two of our four accounting systems have been certified by the licensor and successfully tested by us for year 2000 compliance. The third accounting system has been updated and successfully tested for year 2000 compliance. We are in the process of replacing the fourth accounting system with a system that is certified by the licensor as being year 2000 compliant, and we expect the replacement and testing to be completed by the end of November 1999. We are also in the process of updating our system that manages the inventory for our plastic container leasing and fleet management businesses for year 2000 compliance, and we expect the updating and testing to be completed by the end of November 1999.

         Hardware
         Our hardware with embedded applications principally consists of manufacturing machinery for the manufacture of plastic and steel drums. Substantially, all of this machinery has been certified by the manufacturer and tested by us for year 2000 compliance. Our tests have shown that our hardware is year 2000 compliant.

         Vendors
         We have sent questionnaires to 31 of our vendors that we consider critical. Twenty-four vendors have responded, nineteen by supplying readiness disclosures letters and five by completing our questionnaire. None of the responding vendors reported any significant year 2000 compliance issues. We have sent a follow-up letter to the seven vendors that have not responded to our questionnaire. All of the vendors which have not responded are large, sophisticated corporations, and we expect that they are aware of their year 2000 compliance issues.

         Year 2000 Risks
         Despite our year 2000 compliance efforts, there are many risks associated with the year 2000 compliance issue, including but not limited to the possible failure of our systems and hardware with embedded applications. These failures could result in:

         o        our inability to order raw materials,

         o        the malfunctioning of our manufacturing or services processes,

         o our inability to properly bill and collect payments from our customers and/or errors or omissions in accounting and financial data, any of which could have a material adverse effect on our results of operations and financial condition.

In addition, there can be no guarantee that the systems of other companies, including our vendors, utilities and customers, will be converted in a timely manner, or that a failure to convert by another company, or a conversion that is incompatible with our systems, would not have a material adverse effect on us.

         Costs
         Through September 30, 1999, we have incurred and capitalized costs of approximately $5.1 million primarily related to the upgrade and replacement of our internal systems. We currently expect that we will incur and capitalize future incremental costs of approximately $0.3 million. We are funding these costs with a combination of cash from operations and borrowings under our senior credit facility. We have developed our cost estimates with the assistance of independent consultants.

         Contingency Plans
         We have not yet developed any contingency plans and, based on the state of our year 2000 readiness, do not expect that we will have to do so. If, however, the testing of our internal systems that we expect to finish completely by the end of November 1999 or any further correspondence with our vendors indicates that it is necessary, we will develop contingency plans to be in place by December 31, 1999.



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

Interest Rate Risk

         The revolving indebtedness under our senior credit facility bears interest at a floating rate. Our primary exposure to interest rate risk is as a result of changes in interest expense related to this indebtedness due to changes in market interest rates. We maintain an interest rate collar in an aggregate notional principal amount of $45.0 million to limit our exposure to interest rate risk. Under this collar, if the actual Eurodollar rate at the specified measurement date is greater than a ceiling rate stated in the collar agreement, the other party to the collar pays us the differential interest expense. If the actual Eurodollar rate is lower than the floor stated in the collar agreement, we pay the other party to the collar the differential interest expense. The collar terminates on November 30, 2000. A 10% increase in interest rates at September 30, 1999 would not have had a material adverse affect on our results of operations, financial condition or cash flows.

Foreign Currency Exchange Rate Risk

         We have operations in Canada and sales denominated in Canadian dollars. Our primary exposure to foreign currency exchange rate risk is a result of changes in the exchange rate between the U.S. dollar and the Canadian dollar. We currently do not maintain any derivative financial instruments to limit our exposure to this risk. Our Canadian subsidiary, Hunter Drums Limited, maintains U.S. dollar denominated foreign currency exchange contracts which were in place prior to our acquisition of Hunter Drums. At September 30, 1999, Hunter Drums held $0.9 million of forward currency exchange contracts which have a settlement rate of $1.41 Canadian dollars to U.S. dollars and settlement dates through December 1999. While these contracts increase our exposure to foreign currency exchange rate risk, due primarily to the relatively short maturities of these contracts, a 10% change in the exchange rate on September 30, 1999 between the U.S. dollar and the Canadian dollar would not have had a material adverse affect on our results of operations, financial condition or cash flows.




PART II.          OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         All of the Company's incumbent directors were re-elected to one-year terms at the annual meeting of stockholders on July 22, 1999.

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

         *10.4 Share Purchase Agreement dated as of October 24, 1997, among Michael W. Hunter, John D. Hunter, Michael W. Hunter Holdings, Inc. John D. Hunter Holdings, Inc., Hunter Holdings, Inc 373062 Ontario Limited, Hunter Drums Limited, Russell-Stanley Holdings, Inc. and HDL Acquisition, Inc.

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

         *10.11 Know How and Patent Licensing  Agreement  between  Mauser-Werke
                GmbH and Hunter Drums Limited, dated July 31, 1996.

         *10.12 Consent  and  Agreement   between  Hunter  Drums  Limited  and
                Mauser-Werke GmbH, dated September 29, 1997.

         *10.13 1998 Stock Option Plan.

         *10.14 Russell-Stanley Holdings, Inc. Management Annual Incentive
                Compensation Plan 1998.

         *10.15 Employment Agreement, dated October 30, 1997, among Russell-
                Stanley Holdings, Inc., Hunter Drums Limited and Michael W. Hunter.

         *10.16 Stay Pay Agreement, dated October 30, 1997, among Russell-
                Stanley Holdings, Inc. and Michael W. Hunter.

         *10.17 Employment Agreement, dated as of July 23, 1997, between
                Russell-Stanley Holdings, Inc. and Mark E. Daniels.

         *10.18 Stay Pay Agreement, dated as of July 23, 1997, between Russell-
                Stanley Holdings, Inc. and Mark E. Daniels.

         *10.19 Employment Agreement, dated as of July 23, 1998, between
                Russell-Stanley Holdings, Inc. and Gerard C. DiSchino.

         *10.20 Employment Agreement, dated September 20, 1996, between
                Russell-Stanley Corp. and Robert Singleton.

         *10.21 Services Agreement, dated as of February 10, 1999, between
                Russell-Stanley Holdings, Inc. and Vincent J. Buonanno.

         *10.22 License Agreement between Gallay SA and Hunter Drums Limited, dated February 7, 1997.

         *10.23 License Agreement between Gallay SA and Hunter Drums Limited, dated April 16, 1987.

         27     Financial Data Schedule

* This Exhibit is incorporated by reference to the Exhibit of the same number filed as part of the Company's. Registration Statement on Form S-4 (File No. 333-76057).

         (b) Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                           RUSSELL-STANLEY HOLDINGS, INC.



Date: November 12,1999

                                           By:    /s/Ronald M. Litchkowski
                                              ---------------------------------
                                                  Ronald M. Litchkowski,
                                                  Chief Financial Officer