Form 10-K
period 1999-12-31
RUSSELL-STANLEY HOLDINGS INC
filed 2000-03-30
CIK 1076647

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File number: 333-76057

                         RUSSELL-STANLEY HOLDINGS, INC.
               (Exact name of Registrant as specified in charter)

                  DELAWARE                                      22-3525626
(State or other jurisdiction of incorporation      (IRS Employer Identification Number)
              or organization)

              685 ROUTE 202/206
           BRIDGEWATER, NEW JERSEY                              08807-1762
  (Address of principal executive offices)                      (Zip Code)

                                 (908) 203-9500
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(g) of the Act:

                    NONE                                           NONE
             Title of each class                   Name of exchange on which registered

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes / / No /X/

    There is no established market for our common stock. There were 2,200,764 shares of Common stock outstanding as of February 29, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                         --------
FINANCIAL INFORMATION

ITEM 1:    BUSINESS....................................................      3

ITEM 2:    PROPERTIES AND EQUIPMENT....................................     11

ITEM 3:    LEGAL PROCEEDINGS...........................................     11

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     11

ITEM 5:    MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDERS MATTERS............................     11

ITEM 6:    SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER DATA...     12

ITEM 7:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...................................     14

ITEM 7A:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK........................................................     20

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     20

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE....................................     20

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     21

ITEM 11:   EXECUTIVE COMPENSATION......................................     24

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT..................................................     29

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     30

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
           8-K.........................................................     31

SIGNATURES.............................................................     70

                         RUSSELL-STANLEY HOLDINGS, INC.

ITEM 1. BUSINESS

    We believe that we are a leading manufacturer and marketer of plastic and steel industrial containers and a leading provider of related container services in the United States and Canada. Our container manufacturing division manufactures and sells new plastic and steel rigid industrial containers. Our services division leases plastic rigid industrial containers, provides plastic container fleet management services, reconditions and sells steel drums and retrieves and recycles empty industrial containers.

    Our container manufacturing and services divisions together have over 1,500 active customers in the agricultural chemical, food product, lubricant, pharmaceutical and specialty chemical industries.

    We believe that our customers base their purchasing decisions primarily on price, quality and service and are increasingly looking to maintain relationships with fewer suppliers who can provide a broad range of high-quality industrial containers and related container services at competitive prices, often on a national or international basis.

    We currently operate twelve plastic drum manufacturing plants, three steel drum manufacturing plants and six container services plants throughout the United States and Canada, enabling us to be strategically located near our major customers. We sell, lease and service plastic containers in most markets in the United States and in most of the major industrial regions in Canada. We sell new steel drums in the Northeast, the Gulf Coast, parts of the Midwest and Ontario, Canada, regions where there is a high concentration of purchasers of steel drums, and we sell reconditioned steel drums in the Northeast and Mid-Atlantic states.

    Our statements in this report regarding the breadth of our product offerings and our market share positions are based on our knowledge of the industry generally and information we have developed internally, principally through our sales and marketing efforts.

    Russell-Stanley-Registered Trademark- was incorporated in 1950 as a steel drum manufacturer and was acquired in June 1989 by affiliates of Vestar Capital Partners.

RECENT ACQUISITIONS

    In July 1997, we began consummating several acquisitions in furtherance of our goal to become the preeminent provider of rigid industrial containers and related container services in the United States and Canada. We acquired Container Management Services in July 1997, Hunter Drums Limited in
October 1997, the plastics division of Smurfit Packaging Corporation in November 1997 and New England Container in July 1998. We discuss each of the businesses acquired under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Introduction.

    As a result of these acquisitions, we have overseen the integration of more than 100 products and the addition of our services division. In addition, we have increased the number of our facilities from 8 to 21 and improved our operating efficiency and increased gross margin.

    Our ability to grow by acquisition, an important component of our growth strategy, is dependent upon, and may be limited by, the availability of suitable acquisition candidates and capital, and the restrictions contained in our senior subordinated notes indenture and our other indebtedness agreements. In addition, growth by acquisition involves risks that could have a material adverse effect on our results of operations, including difficulties in integrating the operations and personnel of acquired companies and the potential loss of key employees and customers of acquired companies.

RECENT ALLIANCES

    We formed several strategic alliances in 1999. We joined forces with Trilla Steel Drum and Paktank Corporation in May, and Southcorp Packaging USA, Inc. in September. Trilla Steel Drum operates in the Chicago metro market, where we do not have a steel drum facility. Our alliance has enabled us to compete against companies in that area that manufacture both plastic and steel containers. Paktank Corporation is a subsidiary of Royal Pakhoed, the world's premiere logistics services company. As a result of this alliance, we can now offer container manufacturing, filling, packaging and logistics services on a national basis to customers in the chemical, petroleum, food, and related markets. Southcorp Packaging USA, Inc., one of the largest manufacturers of smaller size containers, produces plastic packaging in the USA, Canada, and Puerto Rico. With this alliance, we now offer a full line of rigid plastic packaging from 1 to 330 gallons.

    As a result of these alliances, we have been able to enhance our products and services offering to meet more of the changing needs of our customers.

INDUSTRY SEGMENT OVERVIEW

    As reported by The Freedonia Group Incorporated, an international study/database company, in a study dated August 1999, the rigid industrial container industry consists of new plastic, steel and fiber drums, rigid intermediate bulk containers, pails, bulk boxes, and materials handling containers. According to The Freedonia Group, the U.S. market had sales of approximately $4.5 billion in 1998, the most recent period for which The Freedonia Group reported relevant industry data. This represents a compound annual growth rate of approximately 5.4% from 1989 sales of approximately
$2.8 billion. Our container manufacturing division competes in a sector of the rigid industrial container industry which approximates $3.0 billion. We define our sector as consisting of new and reconditioned plastic, steel and fiber drums, rigid intermediate bulk containers and small containers/pails. Our services division competes with other providers of similar services. We do not know of any third-party source of market data for the industrial container services industry.

    Plastic drums are used primarily in the storage and transportation of chemical, food and agricultural products and are also increasingly being used for the storage and transportation of petroleum and lubricants. Plastic drums are available in a variety of capacities, ranging from 5 to 70 gallons, with the 55-gallon drum being the most widely used. According to The Freedonia Group, there were $270 million of new plastic drums shipped from U.S. manufacturing establishments in 1998. Steel drums are used primarily for the transportation and storage of liquids, semi-solids and dry products, particularly petroleum, lubricants and chemical products, and have been utilized in these industries for more than 40 years. Steel drums typically range in capacities from 13 to 110 gallons, with the 55-gallon drum being the most widely used. According to The Freedonia Group, there were $680 million of new steel drums shipped from U.S. manufacturing establishments in 1998.

    Based on the changes we have experienced in our business and direct discussions with our customers, we believe the following trends will continue to play an important role in our industry's future

    - Larger competitors which offer broader product lines and have greater manufacturing capacities, higher operating efficiencies and a greater ability to invest in enhanced products and services will capture increasing market share as smaller, regional companies find it more difficult to compete, resulting in further consolidation of the industry;

    - Customers are increasingly looking to fewer suppliers to provide an increasing percentage of their industrial container supply and servicing requirements;

    - Customers are increasingly seeking broader product lines and global service; consequently, our industry is becoming less regional, with customers increasingly seeking national and international supply arrangements.

COMPETITION

    The markets for our products are competitive, and competition from current and future competitors could reduce unit volumes and selling prices and have a material adverse effect on our results of operations. We believe competition is based primarily on price, quality and service. Price competition may require us to match competitors' prices to retain business or market share. We believe that our competitive cost structure, high quality products, broad geographic coverage and high level of customer service enable us to compete effectively. Our container manufacturing division competes primarily with Greif Brothers Corporation, Hoover Materials Handling Group, Inc., Schutz Container
Systems, Inc., and Van Leer Containers, Inc. in plastic drums and Evans Industries, Inc., Greif Brothers Corporation and Van Leer Containers, Inc. for steel drums. Our services division competes primarily with Greif Brothers Corporation, Hoover Materials Handling Group, Inc. and PalEx, Inc. Both of our divisions also compete with smaller industry participants.

CONTAINER MANUFACTURING DIVISION

    Our container manufacturing division manufactures and sells new plastic and steel rigid industrial containers.

    PLASTIC CONTAINERS

    We operate twelve plastic drum manufacturing facilities serving most markets in the United States and most of the major industrial regions in Canada. Our large containers include full lines of both tight-head and open-top drums in sizes ranging from 30 to 70 gallons. We also produce a line of smaller plastic containers in sizes ranging from 5 to 20 gallons.

    We believe that we are the principal manufacturer in the United States and Canada of 55-gallon plastic tight-head drums, which we sell under the brand names L-1 (LR-1 in Canada) and Delcon. Based on our knowledge of the industry generally and our customers' preferences, we believe that the design of the L-1 and Delcon drums is the most popular design for 55-gallon plastic tight-head drums in the United States and Canada, and we own and/or have a license to use important proprietary technology relating to the manufacture and sale of these drums. We believe that the L-1 and Delcon drums offer significant production cost advantages over earlier two-piece drum designs, including higher manufacturing speeds and lower manufacturing costs. We also believe that the L-1 and Delcon drums are superior to our competitors' similar products because of their design features. We believe that the primary advantages offered by the design features of the L-1 and Delcon drums are:

    - superior design which easily accommodates both new and old drum handling equipment and which is available with an optimally drainable feature which we were instrumental in pioneering; and

    - excellent performance with high structural integrity.

    A key component of our strategy has been to build on the acceptance of the L-1 and Delcon drums by enhancing our broad product offering. We have accomplished this by both the introduction of new products and selective acquisitions. We have introduced several new products, including a 30-gallon version of the L-1 and Delcon drums and a light-weight 15-gallon drum. Most recently, we introduced a number of new drum designs for use in specific markets, including a plastic export drum that significantly reduces freight costs for exporters who use overseas shipping containers, an open-top plastic drum that is designed for the leasing market served by our services division and a returnable/ reusable drum principally for use in the agricultural market. On many of our drums over 15 gallons, we offer an optimally drainable design feature which allows the drums to be drained to less than 50 milliliters of residual product. We do not know of any other drain design which permits better drainage. In addition, through the acquisition of the plastics division of Smurfit Packaging Corporation, we broadened our product line to include open-top drums as well as smaller (i.e., 5- to 20-gallon) plastic containers, providing us with one of the broadest lines of plastic containers in the industry.

    We also manufacture several specialty tight-head drums, including a high-purity "clean" drum for use in the electronic chemical market, drums for the lubricant industry which use special replaceable closures and are capable of four-high stacking, a "raised head" drum for end users with special stacking requirements and a "heavy" drum that meets United Nations international shipping standards for particular products. Other products include plastic liners used for steel, fiber and composite drums.

    STEEL CONTAINERS

    We have three steel drum facilities which serve the Northeast, the Gulf Coast, parts of the Midwest and Ontario, Canada, regions where there is a high concentration of purchasers of steel drums.

    We produce a broad line of the widely used 55-gallon steel drum, manufactured to customer specifications, including steel gauge, special linings, custom painting and special closure systems. Our line of steel drum products also includes lined and unlined tight-head and open-top drums and tight-head drums that incorporate our optimally drainable design feature. In addition, we also manufacture a steel export drum that significantly reduces freight costs for exporters who use overseas shipping containers.

    We are pursuing new products and product enhancements for our line of steel drums. For example, in the second quarter of 1997, we introduced into our product line a drum with an innovative "W" shaped rolling hoop that has better performance characteristics than steel drums with the standard rolling hoop.

SERVICES DIVISION

    Our services division leases plastic rigid industrial containers, provides plastic container fleet management services, reconditions and sells steel drums and retrieves and recycles empty industrial containers.

    The addition of these container services to our historical manufacturing business enables us to serve a wider range of our customers' evolving industrial container requirements and is an important aspect of our strategy to retain and enhance a leading market position as our customers increasingly look to maintain relationships with fewer suppliers. Since 1991, the growth of the plastic container leasing and fleet management segment of the market, pioneered by Container Management Services, has outpaced the growth of our container manufacturing business.

    CONTAINER LEASING

    Our services division pioneered the businesses of plastic container leasing on a per use or round-trip basis and plastic container fleet management in the United States and Canada utilizing inventory tracking technology.

    In our plastic container leasing business, our services division leases a plastic container to a customer, who fills the container and ships the full container to its customer, the end-user. The end-user then calls a toll-free number, and we arrange to pick up the empty container directly from the end-user. Upon its return, the container is thoroughly inspected, cleaned and graded and either inventoried for re-use or, if below grade, recycled or sold. We charge our leasing customers a flat per use price. We believe that container leasing on a per use or round trip basis is an attractive alternative to purchasing as per use leasing may result in lower container costs for our customers. Also, our retrieval of the empty container relieves the end-user of container disposal.

    CONTAINER FLEET MANAGEMENT

    In our plastic container fleet management business, our services division provides the customer with the same services as described above, but using the customer's fleet of containers purchased from our container manufacturing division or from another manufacturer. We also charge our container fleet management customers a flat per use price.

    STEEL RECONDITIONING

    We began steel drum reconditioning in July 1998 with the acquisition of New England Container, a leader in terms of quality and service. Our services division arranges for the retrieval of empty industrial containers of all types, including containers manufactured by other manufacturers. Larger end-users of drums are provided with trailers to store their empty drums. When the trailer is filled, we arrange for it to be returned to our service facility and leave an empty trailer in its place. We also arrange to pick up empty drums from smaller customers on request. Used drums are returned to our service facility where they are thoroughly inspected, sorted and graded. The drums are then cleaned and either processed for recycling or fully reconditioned. The reconditioning process includes metal preparation to prepare the steel for a new coating, metal bending to remove all dents and insure the drum meets dimensional specifications, leak testing, interior lining and exterior painting to meet the filling customer's specifications. A reconditioned steel drum sells for approximately 60% of the price of a new steel drum. We generally charge our customers a fee to pick up and dispose of used drums. In some cases, however, we will pay the customer a small fee for drums which are in high demand and are of reconditionable quality.

    CONTAINER RECYCLING

    We provide for the environmentally sound destruction of plastic and fiber containers and steel containers that are not suitable for reconditioning on a contract basis. The empty containers are cleaned in an environmentally sound manner and are then processed for sale as recycled material.

CUSTOMERS

    Some of our major customers include A. Smith Bowman Distillery Incorporated; Ashland Chemical Co.; BASF Corporation; Bayer Corporation; CIBA-GEIGY Co.; Clariant Corporation; Crompton & Knowles Corporation; Diversey Lever; The Dow Chemical Company; E.I. Du Pont De Nemours & Co.; Ecolab, Inc.; Equilon Enterprises, LLC; Exxon Corporation; General Electric Company; Henkel Surface Technologies (Henkel Corporation); National Packaging Services, Inc.; Novus International, Inc.; PPG Industries, Inc.; Rohm and Haas Company; and Union Carbide Corporation. We have received numerous quality awards from our customers, including a Supplier Partnership Award from The Dow Chemical Company, three Distinguished Vendor awards from Ecolab, Inc., a Supplier of the Year award from Novus International, Inc., an Excellent Supplier of the Year award from PPG Industries, Inc., three Quality Supplier Q-1 awards from Parker-Amchem, a division of Henkel Corporation, and a Supplier of the Year award from Union Carbide Corporation.

RAW MATERIALS

    The principal raw material and most significant cost component for our plastic containers is high density polyethylene resin, also known as HDPE resin. We generally maintain less than one month of HDPE resin inventory at each plastic manufacturing facility.

    The principal raw material and most significant cost component for our steel drums is cold-rolled steel. We generally maintain one to two months of cold-rolled steel inventory at each steel manufacturing facility. We maintain this level of inventory of cold-rolled steel because we purchase a portion of our cold-rolled steel from foreign suppliers who do not ship as frequently as domestic suppliers. There is no effect on our operating margin from maintaining this additional inventory.

    Raw materials purchasing is centrally managed from our corporate headquarters. We maintain relationships with various suppliers for HDPE resin, cold-rolled steel and other raw materials. While we generally believe our access to raw materials is good, we may not have an uninterrupted supply of raw materials at competitive prices. We generally do not have long-term supply contracts with our suppliers, and our purchases of raw materials are subject to market prices. We generally pass changes in the prices of raw materials to our customers over a period of time. We cannot always do so, however, and we may not be able to pass through any future raw material price increases. Any limitation on our ability to pass through any future raw material price increases could have a material adverse effect on our results of operations.

    We do not manufacture rigid intermediate bulk containers. Our rigid intermediate bulk containers purchases are effected through individual purchase orders. The unavailability or unwillingness of a manufacturer to supply us with rigid intermediate bulk containers, or IBCs, on commercially reasonable terms or at all would restrict our ability to offer plastic container leasing services to our customers which could have a material adverse effect on our results of operations. In addition, the inability of a manufacturer to supply IBCs in a timely fashion, or to satisfy our quality standards, could cause us to miss the delivery date requirements of our customers for those items, which could result in a cancellation of orders, refusal to accept delivery or a reduction in prices and, as a result, could have a material adverse effect on our results of operations. We purchase IBCs which our services division leases to our customers. Our IBC suppliers are also our competitors in some of our product lines. We do not have long-term contracts for the supply of IBCs with these manufacturers and compete with other companies for production capacity. Should we need to secure alternative suppliers, only a small number of alternative suppliers exist.

SALES AND MARKETING

    Our sales and marketing is conducted through a sales force of approximately 37 people. While our sales force is generally divided along our product and service lines, we have a group of Strategic Account Managers who sell and market all of our products and services to our large customers who purchase across our product and services lines. Our Strategic Account Managers promote us as a source for all of our customers' rigid industrial container requirements.

    Our Strategic Account Managers also coordinate our participation in the Mauser International Packaging Institute and Drumnet associations of industrial container suppliers. We and other participants in these organizations can offer to supply and service a customer's industrial container requirements through the network of participants in more than 30 countries, primarily in North America, Europe and Asia. Our ability to provide for our customers' industrial container requirements on an international basis results in stronger relationships with large international customers operating in U.S. and Canadian markets.

    Our sales personnel work closely with our customers and business operators to satisfy all of our customers' industrial container requirements. Our sales personnel are trained to seek and recognize opportunities to cross-sell all of our products and services. In addition, we have employees who are trained to provide extensive technical and regulatory support to our customers.

INTELLECTUAL PROPERTY

    We have the exclusive license from Mauser-Werke GmbH, a German company, to manufacture the L-1 drum throughout all of the United States, except particular parts of the Southeast, and throughout all of Canada. We and one other manufacturer have the exclusive right to sell the L-1 throughout the United States and we have the exclusive right to sell the LR-1 in Canada. There are over 40 licensees worldwide for Mauser plastic drum technology, which is generally acknowledged as one of the best large plastic blow mold production technologies worldwide. Our rights to the Mauser technology derive from a series of licenses. All but one of these licenses terminate on July 31, 2008, unless one or more improvement patents are issued, in which case they terminate on the earlier of:

    (1) the expiration of the latest to expire of these improvement patents; or

    (2) July 31, 2015, unless extended by Mauser.

    The remaining license, which is not material to our operations, terminated on December 31, 1999 and was automatically extended to December 31, 2000, and will be renewed for one year periods thereafter unless either party gives notice of termination six months beforehand. Mauser can terminate our licenses if we fail to comply with the covenants contained in the licenses, including our obligations to make royalty payments. Approximately 23% of our total revenues are generated by products created under the Mauser licenses.

    We also have the non-exclusive license from Gallay S.A. to manufacture steel containers using Gallay's patented production process at our steel drum manufacturing facilities and the non-exclusive license to sell these steel containers throughout the United States and Canada. The duration of the Gallay licenses extends to the time of expiration of the last of any patent licensed under our agreements with Gallay. Approximately 30% of our total revenues are generated by products created under the Gallay licenses.

EMPLOYEES

    As of December 31, 1999, we employed 1,417 persons, of whom 33 were employed at corporate headquarters, 251 were regional or area managers and support personnel and 1,133 were employed at our manufacturing and service facilities. Approximately 30% of our employees are represented under collective bargaining agreements which expire from March 2001 to January 2005. None of our employees are working under expired collective bargaining agreements. We do not anticipate any difficulty in extending or renegotiating our collective bargaining agreements as they expire. While we believe that our labor relations with our unionized employees are good, a prolonged labor dispute could have a material adverse effect on our business and results or operations.

ENVIRONMENTAL MATTERS

    Our operations are subject to federal, state, local and Canadian environmental laws that continue to be adopted and amended. These environmental laws regulate, among other things, air and water emissions and discharges at our manufacturing and service facilities; our generation, storage, treatment, transportation and disposal of solid and hazardous waste; and the release of toxic substances, pollutants and contaminants into the environment at properties that we operate and at other sites. In some circumstances and jurisdictions, these laws also impose requirements regarding the environmental conditions at properties prior to a transfer or sale. These laws may apply to facilities that we previously owned or operated. Our business involves the manufacture, lease and reconditioning of containers, which may be used for food, agricultural, petroleum and chemical products. Risks of significant costs and liabilities are inherent in our operations and facilities, as they are with other companies engaged in like businesses. We believe, however, that our operations are in substantial compliance with all applicable environmental laws.

    In addition, under environmental laws, a current or previous owner of real property, and parties that generate or transport hazardous substances that are disposed of at real property, may be liable for the costs of investigating and remediating these substances on or under the property. The federal Comprehensive Environmental Response, Compensation & Liability Act, as amended, and similar laws, may impose this liability on a joint and several basis, regardless of whether the liable party was at fault for the presence of the hazardous substances. We have not incurred significant liability in several of these cases asserted against us and settled to date involving the cleanup of off-site locations where we allegedly disposed of waste. However, we cannot assure that a material claim under these laws will not arise in the future.

    The U.S. Environmental Protection Agency has confirmed the presence of contaminants, including dioxin, in and along the Woonasquatucket River in Rhode Island. Prior to 1970, New England Container operated a facility in North Providence, Rhode Island along the Woonasquatucket River at a site where contaminants have been found. New England Container and the current owners of the property have been formally identified by the EPA as potentially responsible parties, with the site added to the National Priority Superfund Site list in February 2000. Although New England Container no longer operates the facility, and did not operate the facility at the time we acquired the outstanding capital stock of New England Container in July 1998, New England Container could incur liability under federal and state environmental laws and/or as a result of civil litigation. We believe that any resulting liability is subject to a contractual indemnity from Vincent J. Buonanno, one of our directors and the former owner of New England Container. This indemnity is subject to a $2.0 million limit. We currently are unable to estimate the likelihood or extent of any liability; however, this matter may result in liability to New England Container that could have a material adverse effect on our financial condition and results of operations.

ITEM 2. PROPERTIES AND EQUIPMENT

    We own or lease twelve plastic and three steel drum manufacturing facilities and six service facilities. The following table sets forth particular information as of December 31, 1999 with respect to our facilities:

LOCATION                                       DESCRIPTION            AREA (SQUARE FEET)   LEASED OR OWNED
--------                             -------------------------------  ------------------   ---------------
Allentown, Pennsylvania............  Plastic Manufacturing                     140,000     Leased
Romeoville, Illinois...............  Plastic Manufacturing                      70,000     Owned
Houston, Texas.....................  Plastic Manufacturing                      50,000     Owned
Rancho Cucamonga, California.......  Plastic Manufacturing                      73,500     Owned
Nitro, West Virginia...............  Plastic Manufacturing                      58,000     Leased
Reserve, Louisiana.................  Plastic Manufacturing                      72,000     Owned
The Woodlands, Texas...............  Plastic Manufacturing                      90,000     Leased
Atlanta, Georgia...................  Plastic Manufacturing                      95,000     Owned
South Brunswick, New Jersey........  Plastic Manufacturing                     110,000     Leased
Addison, Illinois..................  Plastic Manufacturing                     135,000     Owned
Wilmington, Delaware(*)............  Plastic Manufacturing                      80,000     Leased
Bramalea, Ontario..................  Plastic Manufacturing                      80,000     Leased
Woodbridge, New Jersey.............  Steel Manufacturing                       120,000     Owned
Houston, Texas.....................  Steel Manufacturing                       106,500     Owned
Burlington, Ontario................  Steel Manufacturing                        60,000     Owned
Simpsonville, South Carolina (two    Plastic Services
  facilities)......................                                     123,000/40,000     Leased
Allentown, Pennsylvania............  Plastic Services                          150,000     Leased
Smithfield, Rhode Island...........  Plastic and Steel Services                 44,000     Owned
Baltimore, Maryland................  Steel Services                             39,000     Leased
Richmond, Virginia.................  Steel Services                             16,500     Leased

------------------------

(*) Scheduled to be closed in 2000.

    We own approximately 1,100 trailers and lease approximately 450 trailers to help ensure on-time delivery of containers directly to our customers' facilities.

    Our leased corporate and executive headquarters, located in Bridgewater, New Jersey, provides administrative services to our facilities, including accounting, accounts receivable, financial reporting, human resources, information technology, insurance, taxes and treasury services.

ITEM 3. LEGAL PROCEEDINGS

    We are a party to various lawsuits arising in the ordinary course of business. We do not believe these lawsuits are material to our results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders of Russell-Stanley during the fourth quarter of the fiscal year, which is the final quarter covered by this report.

ITEM 5. MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

    There is no established trading market for our common stock, of which there were fifteen (15) holders of record on December 31, 1999. We have not paid any dividends on our common stock and do not plan to pay any such dividends for the foreseeable future. Our senior credit facility prohibits us from paying dividends, as does the indenture pursuant to which our outstanding senior subordinated notes were issued.

ITEM 6. SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER DATA

    Set forth below is selected historical consolidated financial and other data as of and for the years ended December 31, 1999, 1998, 1997, 1996 and 1995. The data as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997 were derived from the consolidated financial statements and related notes audited by Deloitte & Touche LLP, independent auditors, which are included in this report. The data as of December 31, 1997, 1996 and 1995 and for the years ended December 31, 1996 and 1995 have been derived from our audited consolidated financial statements and related notes which are not included in this report.

    Russell-Stanley Holdings, Inc. was formed in July 1997 to serve as a holding company for Russell-Stanley Corp. and its subsidiaries. The transaction was accounted for in a method similar to a pooling of interests, and therefore the financial data presented below has been prepared from financial statements that include the operations of Russell-Stanley Holdings, Inc. and its subsidiaries as if they had been combined for all periods presented.

    We completed three acquisitions during 1997 and one acquisition during 1998, all accounted for under the purchase method of accounting. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Introduction.

    In conjunction with the integration of acquired entities and expansion of our operations, we developed a plan to streamline our operations and sales force and consolidate and relocate our corporate headquarters in order to improve operating efficiencies and reduce costs. As part of this plan, we recorded non-recurring charges of approximately $3.5 million during the year ended December 31, 1998. These charges primarily include costs related to the closure of a container manufacturing facility, severance and other personnel related costs, such as the relocation of our corporate headquarters and other miscellaneous costs. Non-recurring charges for the year ended December 31, 1998 also included $2.7 million of costs associated with proposed acquisitions that were not consummated. In 1999, we developed a plan to further streamline our operations as a result of our change in management. We recorded approximately $1.9 million of non-recurring charges in 1999 that related to severance and other personnel related costs. See Note 18--Non-Recurring Charges in our financial statements included in this report.

    In this table, the terms "EBITDA," "EBITDA Margin," and "Adjusted EBITDA" have the meanings stated below:

    - We define "EBITDA" as income (loss) before extraordinary items, plus interest expense, income tax expense (benefit) and depreciation and amortization. We define "EBITDA Margin" as EBITDA divided by net sales. EBITDA does not represent, and should not be considered an alternative to, net income or cash flow from operations as determined in accordance with Generally Accepted Accounting Principles ("GAAP"), and our calculation therefore may not be comparable to that reported by other companies. While EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or operating performance, management understands that EBITDA is commonly used in evaluating a company's ability to service debt. However, EBITDA does not take into account our debt service requirements and other commitments and, accordingly, does not necessarily represent amounts that may be available to us for discretionary uses.

    - We define "Adjusted EBITDA" as EBITDA plus non-recurring charges and management fees we pay to Vestar. See "Related Party Transactions." Our borrowing arrangements permit us to add back these charges when we calculate our compliance with financial covenants contained in the senior subordinated notes indenture.

    Historical data are not necessarily indicative of future results. The data presented below should be read in conjunction with the discussion under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements.

    Certain amounts in 1998 have been reclassified to conform to the 1999 presentation.

                                                                                FISCAL YEAR ENDED DECEMBER 31,
                                                             --------------------------------------------------------------------
                                                               1999           1998           1997           1996           1995
                                                             --------       --------       --------       --------       --------
                                                                                    (DOLLARS IN MILLIONS)
STATEMENT OF OPERATIONS DATA:

Net sales:
  Container manufacturing division.........................   $224.9         $230.0         $161.1         $141.9         $138.8
  Services division........................................     62.2           46.6           15.2             --             --
                                                              ------         ------         ------         ------         ------
    Total net sales........................................    287.1          276.6          176.3          141.9          138.8
Cost of sales..............................................    222.5          213.2          133.6          103.6          106.5
                                                              ------         ------         ------         ------         ------
Gross profit...............................................     64.6           63.4           42.7           38.3           32.3

Selling, general and administrative expenses...............     51.4           45.5           26.8           24.3           21.4
Non-recurring charges......................................      1.9            6.2             --             --             --
                                                              ------         ------         ------         ------         ------
Income from operations.....................................     11.3           11.7           15.9           14.0           10.9

Other (income) expense, net................................     (0.1)           0.5            0.2            0.3             --
Interest expense...........................................     21.1           16.0            8.8            7.5            8.3
                                                              ------         ------         ------         ------         ------
Income (loss) before income taxes and extraordinary
  items....................................................     (9.7)          (4.8)           6.9            6.2            2.6
Provision (benefit) for income taxes.......................     (2.2)          (0.5)           2.9            2.5            1.2
                                                              ------         ------         ------         ------         ------
Income (loss) before extraordinary items...................   $ (7.5)        $ (4.3)        $  4.0         $  3.7         $  1.4
                                                              ======         ======         ======         ======         ======

OTHER FINANCIAL DATA:

Cash flows from (used in):
  Operating activities.....................................   $ 14.2         $ 30.8         $ 17.7         $  4.4         $ 14.0
  Investing activities.....................................    (28.6)         (41.2)        (140.3)          (3.3)          (4.9)
  Financing activities.....................................     13.4           11.0          122.5           (1.3)          (8.3)
EBITDA.....................................................     41.5           37.8           25.8           19.6           17.1
EBITDA margin..............................................     14.5%          13.7%          14.6%          13.8%          12.3%
Adjusted EBITDA............................................   $ 44.2         $ 44.9         $ 26.2         $ 19.9         $ 17.4
Adjusted EBITDA margin.....................................     15.4%          16.2%          14.9%          14.0%          12.5%
Capital expenditures.......................................   $ 28.6         $ 28.7         $  9.9         $  3.3         $  4.8
Depreciation and amortization..............................     30.1           26.6           10.1            5.9            6.2
BALANCE SHEET DATA:
Working capital............................................   $ 14.5         $ 12.9         $ 20.2         $ 17.6         $ 11.7
Property, plant and equipment, net.........................     94.6           92.6           85.0           31.2           33.0
Total assets...............................................    268.0          258.3          245.5           88.8           88.4
Total debt.................................................    192.8          171.6          161.4           86.2           83.3
Redeemable preferred stock.................................       --             --             --           27.5           23.5
Total stockholders' equity (deficit).......................     26.6           33.5           38.8          (14.5)         (14.2)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The rigid industrial container industry has been undergoing consolidation for a number of years and remains fragmented. We believe that the industry will evolve to support a few participants who are able to provide a broad range of containers and related container services. As a result, we began pursuing, and in July 1997 began consummating, several acquisitions in furtherance of our goal to become the leading industrial container supply chain management company. Each of these transactions was accounted for using the purchase method of accounting.

    CONTAINER MANAGEMENT SERVICES, INC. In July 1997, we acquired all the capital stock of Container Management Services. Container Management Services pioneered the businesses of plastic container leasing on a per use or round-trip basis and plastic container fleet management in the United States and Canada utilizing inventory tracking technology. Container Management Services operated two facilities in South Carolina.

    HUNTER DRUMS LIMITED. In October 1997, we acquired substantially all of the capital stock of Hunter Drums Limited. Our acquisition of Hunter Drums Limited, which included an exclusive license to manufacture and sell the LR-1 drum in Canada, expanded our geographic reach for plastic and steel drums. Located near Toronto, Hunter Drums Limited currently serves Ontario, Canada and parts of the Midwest and Northeast United States.

    PLASTICS DIVISION OF SMURFIT PACKAGING CORPORATION. In November 1997, we acquired the plastics division of Smurfit Packaging Corporation. The acquisition of this division broadened our product line to include open-top drums as well as smaller plastic containers, including the 5- to 20-gallon size, and enhanced our geographic reach and market position in the United States. The plastics division of Smurfit Packaging Corporation operated a facility in each of New Jersey, Georgia, Illinois, Texas and Delaware.

    NEW ENGLAND CONTAINER CO., INC. In July 1998, we acquired all the capital stock of New England Container. New England Container provided our services division with entry into the steel drum reconditioning market. New England Container operated a facility in each of Rhode Island, Maryland and Virginia.

    All of our revenues are derived from sales of our products and services. Our expenses consist primarily of cost of sales, selling, general and administrative expenses and interest expense. The most significant component of cost of sales is our expense for purchases of HDPE resin, which is the principal raw material for plastic drums, and cold-rolled steel, which is the principal raw material for steel drums. Over a period of time, we generally pass changes in the prices for HDPE resin and cold-rolled steel through to our customers, resulting in relatively consistent gross profit margins on a per unit basis. Our results of operations are affected by the level of economic activity in the industries served by our customers, which in turn may be affected by the level of economic activity in the U.S. and foreign markets which they serve. Because we operate with little or no backlog, changes in economic activity, positive and negative, affect our results of operations more quickly than these changes would affect the results of operations of a company that operated with a backlog.

    Although we anticipate minimal/flat growth in the overall steel drum and steel reconditioning market, we believe opportunities exist to increase our market share for our steel products mainly from competitors, companies exiting the business due to a lack of funds for investment in new products, equipment, environmental and quality initiatives as well as geographic expansion.

    We expect plastic drum shipments in the United States to rise 4.5% annually through 2003, with gains being restrained as users of rigid industrial containers increasingly convert to IBCs, which we expect to rise 10% annually through 2003. A typical IBC replaces the need for approximately five 55-gallon drums. Although we provide IBCs through our services division, currently, we do not manufacture IBCs and are evaluating options for obtaining or acquiring the capacity to do so. There can be no assurance that we will be successful in obtaining or acquiring this capacity.

    The following discussion and analysis provides information that we believe is relevant to an understanding of our consolidated financial position and results of operations. The following discussion and analysis should be read in conjunction with our financial statements and the related notes included in this report.

RESULTS OF OPERATIONS

    The following table sets forth, for each of the periods indicated, statement of operations data, expressed as a percentage of net sales:

                                                               FISCAL YEAR ENDED
                                                                  DECEMBER 31,
                                                         ------------------------------
STATEMENT OF OPERATIONS DATA:                              1999       1998       1997
-----------------------------                            --------   --------   --------
Net sales..............................................   100.0%     100.0%     100.0%
Cost of sales..........................................    77.5       77.1       75.8
Gross profit...........................................    22.5       22.9       24.2
Selling, general and administrative expenses...........    17.9       16.4       15.2
Income from operations.................................     3.9        4.2        9.0
Interest expense.......................................     7.3        5.8        5.0
Income (loss) before taxes and extraordinary items.....    (3.4)      (1.7)       3.9
Income (loss) before extraordinary items...............    (2.7)      (1.6)       2.3

FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED DECEMBER 31,
  1998

NET SALES

    Net sales increased 3.8% to $287.1 million in 1999 from $276.6 million in 1998. Our container manufacturing division's net sales declined 2.2% to $224.9 million in 1999, from $230.0 million in 1998, due primarily to selling price declines in response to lower raw material prices coupled with competitive pressures. Unit volume decreases due to some share shifts in steel containers and a lack of demand from specialty export segments tempered core unit growth in plastic containers. Net sales in our services division increased 33.5% to $62.2 million in 1999 from $46.6 million in 1998 due to the net sales of New England Container, which was acquired in July 1998, and growth in IBC leasing. Excluding the impact of the New England Container acquisition, our services division's net sales increased approximately 9.5%, despite lower selling prices in response to competitive pressures.

GROSS PROFIT

    Gross profit increased $1.2 million to $64.6 million in 1999 from $63.4 million in 1998, primarily from the benefit of higher unit sales volume and lower raw material prices, which more than offset the impact of across the board lower selling prices, and higher return freight costs and depreciation expense in services. Gross profit as a percentage of net sales decreased to 22.5% in 1999 from 22.9% in 1998 as a result of lower selling prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses as a percentage of net sales increased to 17.9% in 1999 from 16.4% in 1998 primarily due to investments in our services infrastructure, the impact of the

New England Container acquisition, higher inter-region delivery costs, a legal settlement provision and lower average selling prices.

NON-RECURRING CHARGES

    In conjunction with the integration of acquired entities and expansion of our operations, we developed a plan to streamline our operations and sales force and consolidate and relocate our corporate headquarters in order to improve operating efficiencies and reduce costs. As part of this plan, we recorded non-recurring charges of approximately $3.5 million during the year ended December 31, 1998. These charges primarily include costs related to the closure of a container manufacturing facility, severance and other personnel related costs, such as the relocation of our corporate headquarters and other miscellaneous costs. Non-recurring charges for the year ended December 31, 1998 also include $2.7 million of costs associated with proposed acquisitions that were not consummated. In 1999, we developed a plan to further streamline our operations as a result of our change in management. We recorded approximately $1.9 million of additional non-recurring charges in 1999 that related to severance and other personnel related costs.

INCOME FROM OPERATIONS

    Income from operations decreased by $0.4 million to $11.3 million in 1999 from $11.7 million in 1998 as a result of the factors described above.

OTHER (INCOME) EXPENSE, NET

    In 1999, we recorded other income, net of $0.1 million as compared to other expense, net of $0.5 million in 1998. The change was due to currency movements impacting the fair value of foreign exchange contracts.

INTEREST EXPENSE

    Interest expense was $21.1 million in 1999 compared with $16.0 million in 1998. The increase in interest expense is the result of increased debt levels associated with the acquisition of New England Container in July 1998 and the refinancing of our revolving credit loan and term loans and the senior subordinated notes offering in February 1999. In addition, our weighted average interest rate on this indebtedness is higher than the rate on our former senior credit agreement.

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM

    In 1999, the loss before income taxes and extraordinary item was $9.7 million versus $4.8 million in 1998, as the result of the factors described above.

INCOME TAX (BENEFIT)

    The effective tax rate (benefit) on income was (23.0)% in 1999 and (10.4)% in 1998, both lower than the statutory federal income tax benefit due to the non-deductible portion of goodwill associated with our acquisitions and higher foreign income taxes.

LOSS BEFORE EXTRAORDINARY ITEM

    In 1999, the loss before extraordinary item was $7.5 million versus $4.3 million in 1998 due to the factors described above.

EXTRAORDINARY ITEM

    As a result of the February 1999 refinancing of our revolving credit loan, term loans and the senior subordinated notes, we incurred an extraordinary charge of $0.8 million, which is net of tax benefits of $0.5 million, relating to the write-off of unamortized deferred financing costs.

NET LOSS

    In 1999, the net loss was $8.2 million versus $4.3 million in 1998, as a result of the factors described above.

FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO FISCAL YEAR ENDED DECEMBER 31,
  1997

NET SALES

    Net sales increased 56.9% to $276.6 million in 1998 from $176.3 million in 1997. Our container manufacturing division's net sales rose 42.8% to $230.0 million in 1998 from $161.1 million in 1997, due primarily to the full year volume impact of our acquisitions of Hunter Drums Limited and the plastics division of Smurfit Packaging Corporation. Our services division's net sales more than tripled to $46.6 million in 1998 from $15.2 million in 1997, due primarily to the full year volume impact of the Container Management Services acquisition and the net sales of New England Container since we acquired it in July 1998. Selling prices declined for both divisions, primarily in response to lower raw material prices coupled with competitive pressures.

GROSS PROFIT

    Gross profit increased $20.7 million to $63.4 million in 1998 from $42.7 million in 1997, primarily from increased sales volume and the benefit of lower raw material prices. Gross profit as a percentage of net sales declined to 22.9% in 1998 from 24.2% in 1997. The effect of higher sales volume, favorable raw material prices and improvements in efficiency were more than offset by the impact of lower selling prices and higher depreciation expense in our services division. In addition, gross profit as a percentage of sales was adversely impacted by short-term manufacturing inefficiencies as a result of the closure of a container manufacturing facility and the start-up of a co-located container manufacturing and services facility.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses as a percentage of net sales increased to 16.4% in 1998 from 15.2% in 1997 primarily due to investments in computer technology, logistics and sales and marketing infrastructure, as well as the relocation of our corporate headquarters. Additionally, higher goodwill amortization expense and consulting fees associated with integration activities related to the acquisitions we made in 1997 and 1998 and for other activities contributed to the increase.

NON-RECURRING CHARGES

    In conjunction with the integration of acquired entities and expansion of our operations, we developed a plan to streamline our operations and sales force and consolidate and relocate our corporate headquarters in order to improve operating efficiencies and reduce costs. As part of this plan, we recorded restructuring, integration and other charges of approximately $3.5 million for the year ended December 31, 1998. These charges primarily include costs related to the closure of a container manufacturing facility, severance costs and other personnel related costs, the relocation of corporate headquarters, and other miscellaneous costs. Also included in non-recurring charges at December 31, 1998 are $2.7 million of costs associated with proposed acquisitions that were not consummated. No such charges were incurred in 1997.

INCOME FROM OPERATIONS

    Income from operations for 1998 decreased by $4.2 million to $11.7 million from $15.9 million in 1997 as a result of the non-recurring charges recorded in 1998.

OTHER EXPENSE, NET

    Other expense, net increased to $0.5 million in 1998 from $0.2 million in 1997, primarily due to the continuing devaluation of the Canadian dollar, which adversely impacted the fair value of foreign exchange contracts.

INTEREST EXPENSE

    Interest expense was $16.0 million in 1998 compared with $8.8 million in 1997. The increase in interest expense is the result of increased debt levels associated with the acquisitions we made in 1997 and 1998 as well as our capital and debt restructurings in July and November 1997. See "Note 1--Organization and Basis of Presentation" in our financial statements.

INCOME (LOSS) BEFORE TAXES AND EXTRAORDINARY ITEMS

    In 1998, the loss before taxes and extraordinary items was $4.8 million as compared to income before taxes and extraordinary items of $6.9 million in 1997. This decrease is primarily as a result of the increase in interest expense and the 1998 non-recurring charges.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal uses of cash are for capital expenditures, interest expense, working capital and acquisitions. We utilize funds generated from operations and borrowings to meet these requirements. For the years ended December 31, 1999, 1998 and 1997, net cash generated by operating activities totaled approximately $14.2 million, $30.8 million and $17.7 million, respectively.

    For the years ended December 31, 1999, 1998 and 1997, we made capital expenditures of approximately $28.6 million, $28.7 million and $9.9 million, respectively. Our capital expenditures included approximately $18.0 million, $14.7 million and $4.2 million for purchases of containers for our leasing business for the years ended December 31, 1999, 1998 and 1997, respectively. We currently have no capital commitments outside the ordinary course of business. Other significant investing activities included the acquisitions we made in 1998 and 1997. The aggregate cash purchase price for the acquisitions was $13.9 million in 1998 and $130.2 million in 1997. In addition, as part of the consideration for the acquisitions, in 1998 we issued 24,243 shares of our common stock and in 1997 we issued 27,778 shares of non-voting exchangeable stock exchangeable into 27,778 shares of our common stock.

    Our principal working capital requirements are to finance accounts receivable and inventories. As of December 31, 1999, we had net working capital of approximately $14.5 million, including $0.7 million of cash, $30.1 million of accounts receivable, $24.6 million of inventory, $4.7 million of other current assets and approximately $45.6 million of accounts payable and accrued expenses.

    On February 10, 1999, we refinanced our revolving credit loan and term loans by amending our senior credit facility to provide for a $75.0 million revolving credit line (including a $15.0 million Canadian credit line), which bears interest, at our election, at a combination of domestic source and Eurodollar borrowing rates which fluctuate based on our EBITDA and debt levels, and a $25.0 million term loan, bearing interest at 9.48%. The revolving credit facility matures in February 2004 and the term loan matures in two equal installments in June 2006 and 2007. In addition, we issued $150 million of 10 7/8% senior subordinated notes due February 15, 2009, issued at 99.248% resulting in an effective yield of 11.0%. The senior credit facility contains certain covenants and restrictions and is secured by substantially all our assets. The notes require semi-annual interest payments which commenced August 15, 1999 and mature February 2009. The notes are subordinate to all existing and future senior indebtedness and are unconditionally guaranteed by the domestic subsidiaries and contain a number of customary covenants and restrictions. Deferred financing charges of approximately $7.7 million were incurred in connection with the refinancing. As of December 31, 1999, we and our subsidiaries had total indebtedness of approximately $193.0 million, approximately $19.0 million of which was senior indebtedness.

    In July 1997, we restructured our capital structure through the following transactions:

    - issuance of 1,222,221 shares of common stock in exchange for $54,999,940, resulting in additional paid-in capital of $54,987,718,

    - repurchase of 122,500 shares of common stock for $4,450,500,

    - repurchase of all outstanding senior subordinated notes for $29,257,638, including make whole payments of $3,025,858 and accrued interest of $240,080,

    - repurchase of $15.00/$17.50 cumulative exchangeable redeemable preferred stock (Series B) for $37,611,126, including make whole payments of $7,529,123 and accrued interest of $302,745 and

    - conversion/repurchase of warrants for $1,059,190.

    In addition, we restructured our debt through the following transactions:

    - repayment of existing bank debt of $25,924,331 and

    - borrowing on a new credit facility of $46,102,987.

    Immediately following these transactions, we formed Russell-Stanley Holdings, Inc. to serve as a holding company. The transaction was accounted for in a manner similar to a pooling of interests, and therefore, our financial statements as of and for the period ended December 31, 1997 reflect our results of operations and financial condition as if Russell-Stanley Holdings, Inc. and its subsidiaries had been combined for the entire year. In November 1997, we issued 377,779 shares of common stock in exchange for $17,000,055, resulting in additional paid-in capital of $16,996,277. See "Note 1--Organization and Basis of Presentation" in our financial statements included in this report.

    Based upon the current level of operations and revenue growth, our management believes that cash flow from operations and available cash, together with available borrowings under our senior credit facility, will be adequate to meet our future liquidity needs for the next several years.

EFFECT OF INFLATION

    Inflation generally affects our business by increasing the interest expense of floating rate indebtedness and by increasing the cost of raw materials, labor and equipment. We do not believe that inflation has had any material effect on our business during the periods discussed.

RECENTLY ISSUED ACCOUNTING STANDARD

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes new disclosure requirements which provide a comprehensive standard for recognition and measurement of derivatives and hedging activities. This will require new disclosures, all derivatives to be recorded on the balance sheet at fair value and special accounting for particular types of hedges. SFAS 133 is scheduled to take effect for us on January 1, 2001. We do not believe that SFAS 133 will have a material effect on our financial condition or results of operations.

FORWARD LOOKING STATEMENTS

    This report includes forward-looking statements. All statements other than statements of historical facts included in this report may constitute forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, we cannot assure you that our assumptions and expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A description of some of the factors that could cause actual results to differ materially from expectations expressed in the company's forward-looking statements set forth in the Company's Form S-4 (File No. 333-76057) filed with the Securities and Exchange Commission under the caption "Forward-Looking Statements" is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

INTEREST RATE RISK

    The revolving indebtedness under our senior credit facility bears interest at a floating rate. Our primary exposure to interest rate risk is as a result of changes in interest expense related to this indebtedness due to changes in market interest rates. We maintain an interest rate collar in an aggregate notional principal amount of $22.5 million to limit our exposure to interest rate risk. Under this collar, if the actual LIBOR rate at the specified measurement date is greater than a ceiling rate stated in the collar agreement, the other party to the collar pays us the differential interest expense. If the actual LIBOR rate is lower than the floor stated in the collar agreement, we pay the other party to the collar the differential interest expense. The collar terminates on November 30, 2000. A 10% increase in interest rates at December 31, 1999 would not have a material adverse affect on our results of operations, financial condition or cash flows.

FOREIGN CURRENCY EXCHANGE RATE RISK

    We have operations in Canada and sales denominated in Canadian dollars. Our primary exposure to foreign currency exchange rate risk is as a result of changes in the exchange rate between the U.S. dollar and the Canadian dollar. We currently do not maintain any derivative financial instruments to limit our exposure to this risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements are filed under this Item, beginning on page 33 of this report. The financial statement schedules required under Regulation S-X are filed pursuant to Item 14 of this report, beginning on page 31 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   MANAGEMENT

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Our Directors and executive officers are as follows:

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
Robert L. Rosner..........................     40      Chairman of the Board of Directors

Daniel W. Miller..........................     49      President and Chief Executive Officer,
                                                       Assistant Secretary and Director

Mark E. Daniels...........................     39      Executive Vice President, President of
                                                       Container Management Services and Director

Michael W. Hunter.........................     42      Executive Vice President, President of
                                                       Hunter Drums Limited and Director

John H. Hunter............................     53      Vice President, Operations and
                                                       Engineering-Container Manufacturing
                                                       Division

David Garrison............................     60      Vice President, Operations, Container
                                                       Manufacturing Division

Kevin H. Kerchner.........................     46      Vice President, Supply Chain Operations

Ronald M. Litchkowski.....................     42      Vice President, Chief Financial Officer,
                                                       Treasurer and Secretary

Arthur C. Pisano..........................     40      Vice President, Labor, Operations, and
                                                       Human Resources

Norman W. Alpert..........................     41      Director

Vincent J. Buonanno.......................     55      Director

Todd N. Khoury............................     34      Director

Leonard Lieberman.........................     71      Director

Kevin Mundt...............................     45      Director

Arthur J. Nagle...........................     61      Director

Vincent J. Naimoli........................     61      Director

Daniel S. O'Connell.......................     46      Director

John W. Priesing..........................     71      Director

    ROBERT L. ROSNER is a Managing Director of Vestar and was a founding partner of Vestar at its inception in 1988. Mr. Rosner is Chairman of Russell-Stanley's Board of Directors. Mr. Rosner is also a director of Remington Products Company, L.L.C., and Sheridan Healthcare, Inc., all companies in which Vestar has a significant equity interest. Mr. Rosner holds a B.A. from Trinity College and a M.B.A. from the University of Pennsylvania.

    DANIEL W. MILLER joined Russell-Stanley in March 1995 and was appointed Senior Vice President and Chief Financial Officer in February 1996. Mr. Miller was appointed Senior Vice President, Finance and Chief Financial Officer in June 1996 and became Executive Vice President and Chief Financial Officer in May 1998. Prior to May 1998, Mr. Miller was also a Managing Director of Vestar

Resources, Inc., an affiliate of Vestar, which he joined in 1993. He was appointed President of Russell-Stanley in October 1999 and Chief Executive Officer in March 2000. Mr. Miller's prior experience includes executive positions at Dresser Industries, Inc., Forstmann Little & Co. and Wesray Capital Corporation. Mr. Miller is a C.P.A. and holds a B.S. from Northern Illinois University.

    MARK E. DANIELS joined Russell-Stanley as Executive Vice President with the acquisition of Container Management Services in 1997. Mr. Daniels founded Container Management Services in 1991 and served as President of Container Management Services since its inception. In 1983, Mr. Daniels founded and managed LinTech, Inc. which provided ultra low temperature size reduction and classification of specialty products including thermoplastics, pharmaceuticals and foodstuffs. LinTech was sold to Tanner Chemical/Chamberlain Phipps in 1986, where Mr. Daniels served as Division Manager from 1986 to 1991. Mr. Daniels holds a B.S. from Lehigh University.

    MICHAEL W. HUNTER joined Russell-Stanley as Executive Vice President and President of Hunter Drums Limited with the acquisition of Hunter Drums Limited in 1997. Mr. Hunter joined Hunter Drums Limited in 1979 and became President in 1984. Mr. Hunter holds a B.A. from the University of Western Ontario.

    JOHN H. HUNTER joined Russell-Stanley in 1984 as a Vice President and was appointed Vice President-Plastics Division in 1986. Mr. Hunter is currently Vice President, Operations and Engineering-Container Manufacturing Division. Prior to joining Russell-Stanley, Mr. Hunter was a Plant Manager for ACT. Mr. Hunter holds a B.S. from the University of Strathclyde in Glasgow, Scotland.

    DAVID C. GARRISON joined Russell-Stanley as Vice President, Operations in 1991. Mr. Garrison is currently Vice President, Operations, Container Manufacturing Division. Prior to joining Russell-Stanley, Mr. Garrison was Vice President and General Manager at Eastern Steel Barrel Corp. From 1962 to 1978, he was employed by American Thermo Plastics Corporation, a subsidiary of Phillips Chemical Company. Mr. Garrison holds a B.S. from Lehigh University.

    KEVIN H. KERCHNER joined Russell-Stanley with its acquisition of the plastics division of Smurfit Packaging Corporation in 1997. Mr. Kerchner is currently Vice President, Supply Chain Operations. Prior to joining Russell-Stanley, Mr. Kerchner was Division General Manager of Smurfit Packaging Corporation. He has held various positions in operations, finance and planning with Smurfit, Johnson Matthey, PLC and Container Corporation of America.
Mr. Kerchner holds a B.A. from Eastern Illinois University and a M.B.A. from Butler University.

    RONALD M. LITCHKOWSKI joined Russell-Stanley as Vice President, Controller in 1997. He was appointed Chief Financial Officer, Treasurer and Secretary in October 1999. Prior to joining Russell-Stanley, Mr. Litchkowski was Vice President of Finance and Administration for the Institutional Products Division of Colgate-Palmolive Company, where he worked in various executive financial management positions since 1989. Mr. Litchkowski is a C.P.A. and holds a B.S. from King's College.

    ARTHUR C. PISANO, JR. joined Russell-Stanley in the Sales and Marketing Department in 1991. He was appointed Vice President, Labor, Operations, and Human Resources in January of 2000. In his tenure with Russell-Stanley,
Mr. Pisano has held management positions of increasing responsibility in operations, human resources and labor relations. Prior to joining Russell-Stanley, Mr. Pisano held various operating positions with Radial Castings. Mr. Pisano holds a B.S. from St. Thomas Aquinas College.

    NORMAN W. ALPERT is a Managing Director of Vestar and was a founding partner of Vestar at its inception in 1988. Mr. Alpert is Chairman of the Board of Directors of Advanced Organics, Inc., and Aearo Corporation, and a director of Cluett American Corp., Siegelgale Holdings, Inc. and Remington Products Company, L.L.C., all companies in which Vestar has a significant equity interest.
Mr. Alpert holds an A.B. from Brown University.

    VINCENT J. BUONANNO is the Chairman and Chief Executive Officer of Tempel Steel Company of Chicago, a producer of magnetic steel laminations.
Mr. Buonanno was the principal stockholder and President of New England Container from 1980 until 1997 and is a trustee of Brown University.
Mr. Buonanno holds an A.B. from Brown University.

    TODD N. KHOURY is a Managing Director of Vestar and joined Vestar in 1993. Mr. Khoury is also a director of Siegelgale Holdings, Inc., and Valor Telecommunications, all companies in which Vestar has a significant equity interest. Mr. Khoury holds a B.A. from Yale University and a M.B.A. from Harvard University.

    LEONARD LIEBERMAN is a retired Chief Executive Officer of Supermarkets General Corporation and Outlet Communications, Inc. Mr. Lieberman is also a director of Advanced Organics, Inc., and Consolidated Container Company, LLC, companies in which Vestar has a significant equity interest, Celestial Seasonings, Inc., Sonic Corp., and Nice-Pak Products, Inc. Mr. Lieberman holds a B.A. from Yale University, a J.D. from Columbia University and participated in the Advanced Management Program at Harvard University.

    KEVIN MUNDT is a Vice President, member of the Board of Directors, and head of the Retail and Consumer and Financial Services practices of Mercer Management Consulting. Prior to that, Mr. Mundt was a founding partner of Corporate Decisions, Inc., a Boston strategy consulting firm that focused on developing growth strategies in changing markets that later merged with Mercer. Mr. Mundt holds an A.B. from Brown University and holds a M.B.A. from Harvard University.

    ARTHUR J. NAGLE is a Managing Director of Vestar and was a founding partner of Vestar at its inception in 1988. Mr. Nagle is a director of Advanced Organics Holdings, Inc., Aearo Corporation, Gleason Corporation, and Remington Products Company, L.L.C., all companies in which Vestar has a significant equity interest. Mr. Nagle holds a B.S. from Pennsylvania State University and a M.B.A. from Columbia University.

    VINCENT J. NAIMOLI is the Chairman, President and Chief Executive Officer of Anchor Industries International. Mr. Naimoli is also Managing General Partner and Chief Executive Officer of the Tampa Bay Devil Rays, Ltd. Major League Baseball Club and a director of Florida Progress at Players Internationa,l Inc. Mr. Naimoli holds a B.S.M.E. from the University of Notre Dame, a M.S.M.E. from New Jersey Institute of Technology, a M.B.A. from Fairleigh Dickinson University and attended the Advanced Management Program at Harvard University.

    DANIEL S. O'CONNELL is the founder and Chief Executive Officer of Vestar. Mr. O'Connell is a director of Aearo Corporation, Cluett American Investment Corp., Insight Communications Company, L.P., Remington Products Company, L.L.C., Sheridan Healthcare, Inc., Siegelgale Holdings, Inc., and St. John Knits, Inc., all companies in which Vestar has a significant equity interest. Mr. O'Connell holds an A.B. from Brown University and a M.B.A. from Yale University.

    JOHN W. PRIESING is a Director of Advanced Organics Holdings, Inc., a company in which Vestar has a significant equity interest, where he served as Chief Executive Officer during 1999. Mr. Priesing was Russell-Stanley's Chairman from 1993 to 1997 and President and Chief Executive Officer from 1993 to 1996. Prior to joining Russell-Stanley, Mr. Priesing served as President and Chief Executive Officer of Axel Johnson, Inc. From 1973 to 1978, Mr. Priesing was group vice president and director of Phelps Dodge Industries. Mr. Priesing holds a B.A. from Amherst College and a M.B.A. from Harvard University and is Trustee Emeritus at St. Lawrence University.

    There are no family relationships among any of our directors or executive officers.

    During 1999, Robert L. Rosner, Leonard Lieberman and Arthur J. Nagle served on the Compensation Committee of our board of directors.

BOARD COMPENSATION

    All directors are reimbursed for expenses incurred in attending all Board and committee meetings. Except for Mark Daniels, directors who are also employees of ours or Vestar do not receive remuneration for serving as directors. Mr. Daniels receives $25,000 per year for his service as a director. Each other director of the Board receives $15,000 per year for his service as a director, $2,000 for each meeting of the Board attended in person, $1,000 for each meeting of the Board attended by teleconference, $1,000 for each committee meeting attended in person and $500 for each committee meeting attended by teleconference.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth summary information concerning compensation for services in all capacities awarded to, earned by or paid to our Chief Executive Officer and each of our other four most highly compensated executive officers whose aggregate cash and cash equivalent compensation exceeded $100,000 (collectively, the "Named Executive Officers"), with respect to the year ended December 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG TERM
                                                          ANNUAL COMPENSATION             COMPENSATION
                                                       -------------------------      ---------------------
                                                                                        AWARDS     PAYOUTS
                                                                                      ----------   --------
                                                                                      SECURITIES
                                                                                      UNDERLYING     LTIP      ALL OTHER
NAME AND                                                                               OPTIONS     PAYOUTS    COMPENSATION
PRINCIPAL POSITION                            YEAR     SALARY ($)      BONUS ($)         (#)         ($)         ($)(1)
------------------                          --------   ----------      ---------      ----------   --------   ------------
Daniel W. Miller (2)......................    1999       280,000        135,000                                   11,600(5)
  President and Chief Executive               1998       247,308(6)     125,000(7)      15,000
  Officer, Executive Vice President and       1997       116,610(8)     100,000(9)       3,650
  Chief Financial Officer

Robert L. Singleton (2)...................    1999       310,000        226,000                     33,859       594,839(3)
  President and Chief Executive               1998       310,000        100,000         35,000      31,250       141,953(4)
  Officer                                     1997       275,000        310,000

Mark E. Daniels...........................    1999       265,000         17,500                                  807,800(10)
  Executive Vice President and                1998       225,000         25,000         17,500                   795,000(11)
  President of Container Management           1997       135,920(12)     46,875         52,897
  Services

Michael W. Hunter.........................    1999       254,600(13)     94,470(14)                              473,523(15)
  Executive Vice President and                1998       238,319(16)     94,470(14)     17,500                   473,523(15)
  President of Hunter Drums Limited           1997        40,825(17)     19,916(18)                               82,834(19)

John H. Hunter............................    1999       172,000         60,000                     45,146        11,066(20)
  Vice President, Operations and              1998       166,000         60,000          3,000      41,667        18,889(21)
  Engineering--Container Manufacturing        1997       160,000        112,500                                   16,188(22)
  Division

------------------------

(1) Russell-Stanley maintains a group life insurance policy under which some employees, including all of the Named Executive Officers, receive life insurance with a death benefit equal to the lesser of the employee's salary and $300,000. The premiums paid in respect of any individual are not significant.

(2) Mr. Singleton resigned as President and Chief Executive Officer in October 1999, at which time Mr. Miller became President and was no longer Chief Financial Officer.

(3) Represents payment of $588,439 received by Mr. Singleton from Russell-Stanley for the repurchase of his stock options and a contribution of $6,400 by Russell-Stanley under Russell-Stanley's 401(k) Savings Plan.

(4) Represents payment of $124,688 by Russell-Stanley in reimbursement of expenses incurred by Mr. Singleton in connection with his relocation to New Jersey, a contribution of $5,000 by Russell-Stanley under Russell-Stanley's 401(k) Savings Plan and a contribution of $12,265 by Russell-Stanley in 1999 under a defined contribution plan maintained by Russell-Stanley.

(5) Represents a contribution of $6,400 by Russell-Stanley under Russell-Stanley's 401(k) Savings Plan and a contribution of $5,200 by Russell-Stanley in 1999 under a defined contribution plan maintained by Russell-Stanley.

(6) Represents payment by Russell-Stanley of $75,000 to Vestar in consideration for Mr. Miller's services as Russell-Stanley's Senior Vice President and Chief Financial Officer from January through May 1998 and the payment by Russell-Stanley of $172,308 to Mr. Miller as salary in respect of the period from May through December 1998.

(7) Represents a bonus of $100,000 paid by Russell-Stanley and a payment of $25,000 from Vestar.

(8) Represents payment by Russell-Stanley of $66,129 to Vestar in consideration for Mr. Miller's services as Russell-Stanley's Senior Vice President and Chief Financial Officer from July through December 1997 and the payment by Russell-Stanley of $50,481 to Mr. Miller as salary.

(9) Represents payment by Russell-Stanley of $100,000 to Vestar in consideration for Mr. Miller's incentive compensation.

(10) Represents payment of $770,000 by Russell-Stanley pursuant to a stay/pay agreement, payment of $25,000 by Russell-Stanley for Mr. Daniels' service as a director, a contribution of $10,000 by Russell-Stanley under Russell-Stanley's 401(k) Savings Plan, and a contribution of $2,800 by Russell-Stanley in 1999 under a defined contribution plan maintained by Russell-Stanley.

(11) Represents payment of $770,000 by Russell-Stanley pursuant to a stay/pay agreement and payment of $25,000 by Russell-Stanley for Mr. Daniels' services as a director.

(12) This represents Mr. Daniel's salary post acquisition only.

(13) Mr. Hunter's salary is $380,000 (Canadian) per year. The amount reflected in the table represents this amount converted at the rate of 0.67 U.S. dollars per Canadian dollar.

(14) Mr. Hunter's bonus for 1999 was $141,000 (Canadian). The amount reflected in the table represents this amount converted at the rate of 0.67 U.S. dollars per Canadian dollar.

(15) Represents payment by Russell-Stanley of $700,000 (Canadian) pursuant to a stay/pay agreement and a contribution of $6,750 (Canadian) by Hunter under a money purchase pension plan. The amount reflected in the table represents this amount converted at the rate of 0.67 U.S. dollars per Canadian dollar.

(16) Mr. Hunter's salary is $355,700 (Canadian) per year. The amount reflected in the table represents this amount converted at the rate of 0.67 U.S. dollars per Canadian dollar.

(17) Mr. Hunter's salary is $57,500 (Canadian) post acquisition. The amount reflected in the table represents this amount converted at the rate of 0.71 U.S. dollars per Canadian dollar.

(18) Mr. Hunter's bonus for 1997 was $28,050 (Canadian) post acquisition. The amount reflected in the table represents this amount converted at the rate of 0.71 U.S. dollars per Canadian dollar.

(19) Represents payment by Russell-Stanley of $116,668 (Canadian) pursuant to a stay/pay agreement. The amount reflected in the table represents this amount converted at the rate of 0.71 U.S. dollars per Canadian dollar.

(20) Represents a contribution of $5,866 by Russell-Stanley under Russell-Stanley's 401(k) Savings Plan and a contribution of $5,200 by Russell-Stanley in 1999 under a defined contribution plan maintained by Russell-Stanley.

(21) Represents a contribution of $3,760 by Russell-Stanley under Russell-Stanley's 401(k) Savings Plan and a contribution of $15,129 in 1998 by Russell-Stanley under a defined contribution plan maintained by Russell-Stanley.

(22) Represents a contribution of $1,921 by Russell-Stanley under Russell-Stanley's 401(k) Savings Plan and a contribution of $14,267 in 1997 by Russell-Stanley under a defined contribution plan maintained by Russell-Stanley.

STOCK OPTION GRANTS

    During the year ended December 31, 1999, Russell-Stanley did not grant any stock options to the Named Executive Officers.

OPTION EXERCISES AND YEAR-END HOLDINGS

    During the year ended December 31, 1999, none of the Named Executive Officers exercised their stock options. The following table sets forth information with respect to unexercised stock options held by each Named Executive Officer as of December 31, 1999.

                                                    NUMBER OF SECURITIES        VALUE OF UNEXERCISED IN-THE-
                                                   UNDERLYING UNEXERCISED             MONEY OPTIONS AT
                                                      OPTIONS AT FISCAL               FISCAL YEAR-END
                                                          YEAR-END               UNEXERCISABLE/EXERCISABLE
NAME                                            UNEXERCISABLE/EXERCISABLE (#)              ($)(1)
----                                            -----------------------------   ----------------------------
Daniel W. Miller..............................          12,000/14,650                     0/296,000
Mark E. Daniels...............................          26,369/39,219                           0/0
Michael W. Hunter.............................           10,500/7,000                           0/0
John H. Hunter................................           1,800/17,200                     0/592,000

------------------------

(1) Values have been determined assuming a fair market value of $45.00 per share of Russell-Stanley's common stock based on the most recent third-party valuation of Russell-Stanley's equity value. Stock options become exercisable in five equal installments commencing one year after the date of grant and became immediately exercisable in the event of a change in control or in an initial public offering of Russell-Stanley's common stock or other voting securities.

LONG-TERM INCENTIVE PLAN

    We maintain a performance unit incentive plan for key employees, including the Named Executive Officers. During the year ended December 31, 1998, Russell-Stanley awarded a total of 9,675 units to the Named Executive Officers and established a target EBITDA (as defined in the plan) for the three-year period from January 1, 1998 through December 31, 2000 pursuant to the plan. In 1999, no long-term incentive plan awards were made due to the 3-year life of the plan. In addition, Robert L. Singleton, former President and Chief Executive Officer was awarded 2,325 units in 1998, all of which were cancelled without payment. Each unit has a value of $100.00 if the EBITDA target is achieved. This per unit value will be prorated down to $25.00 if less than 100% but more than 85% of the EBITDA target is achieved. The units will have no value if less than 85% of the EBITDA target is achieved. The per unit value will be prorated up to $200.00 if the EBITDA target is exceeded by up to 25%. There is no increase in the per unit value for achieving EBITDA in excess of 125% of the target amount. The unit payments will be made in three equal annual installments in 2001, 2002 and 2003, provided that the relevant Named Executive Officer is employed by Russell-Stanley on the payment dates. The following table sets forth information with respect to the units granted to each Named Executive Officer.

                    LONG-TERM INCENTIVE PLAN AWARDS IN 1998

                                      NUMBER        PERFORMANCE
                                        OF            PERIOD         THRESHOLD    TARGET    MAXIMUM
NAME                                 UNITS (#)     UNTIL PAYOUT         ($)        ($)        ($)
----                                 ---------   -----------------   ---------   --------   --------
                                                                        ESTIMATED FUTURE PAYOUTS
Daniel W. Miller...................    2,100     January 1, 1998-     52,500     210,000    420,000
                                                 December 31, 2000
Mark E. Daniels....................    1,875     January 1, 1998-     46,875     187,500    375,000
                                                 December 31, 2000
Michael W. Hunter..................    1,875     January 1, 1998-     46,875     187,500    375,000
                                                 December 31, 2000
John H. Hunter.....................    1,500     January 1, 1998-     37,500     150,000    300,000
                                                 December 31, 2000

EMPLOYMENT CONTRACTS

    Mark E. Daniels entered into an employment agreement with Russell-Stanley on July 23, 1997. Pursuant to the agreement, Mr. Daniels received an initial annual base salary of $225,000, subject to discretionary increases. Mr. Daniels is also entitled to annual incentive bonuses and is eligible to participate in our long-term incentive program. The employment agreement has an initial term of three years which is automatically renewed for one-year periods unless 60 days prior written notice is given by either Mr. Daniels or Russell-Stanley. In the event Mr. Daniels' employment is terminated by Russell-Stanley without cause, Mr. Daniels would be entitled to receive a cash lump sum payment in respect of compensation earned but not yet paid, as well as a severance payment in an amount equal to the sum of:

    - one year's base salary and

    - the product of

           (1) Mr. Daniels' bonus for the fiscal year ended prior to his termination of employment and

           (2) a fraction, the numerator of which is the number of days passed in the current fiscal year prior to this termination and the denominator of which is 365.

    Mr. Daniels also entered into a separate agreement with Russell-Stanley on July 23, 1997 providing him with additional monetary incentive to remain an employee of Container Management Services through July 23, 2000. This agreement provides for Mr. Daniels to receive $770,000 annually through July 23, 2000. In addition, in the event Mr. Daniels' employment is terminated by Russell-Stanley without cause, we would continue to make these payments.

    Michael W. Hunter entered into an employment agreement with Russell-Stanley on October 30, 1997. Pursuant to the agreement, Mr. Hunter received an initial annual base salary of $345,000 (Canadian), subject to discretionary increases. Mr. Hunter is also entitled to annual incentive bonuses and is eligible to participate in our long-term incentive program. The employment agreement has an initial term of five years which is automatically renewed for one-year periods unless 60 days prior written notice is given by either Mr. Hunter or Russell-Stanley. In the event Mr. Hunter's employment is terminated by Russell-Stanley without cause, Mr. Hunter would be entitled to receive a cash lump sum payment in respect of compensation earned but not yet paid, as well as a severance payment in an amount equal to the sum of

    - a multiple (ranging from 1 to 3) of one year's base salary and

    - the product of

           (1) the target bonus in respect of the fiscal year in which Mr. Hunter's termination of employment occurs and

           (2) a fraction, the numerator of which is the number of days passed in the current fiscal year prior to his termination and the denominator of which is 365.

    Mr. Hunter also entered into a separate agreement with Hunter Drums Limited on October 30, 1997 providing him with additional monetary incentive to remain an employee of Hunter Drums Limited through October 30, 2003. This agreement provides for Mr. Hunter to receive monthly payments of $58,334 (Canadian) through October 30, 2001 and then $37,500 (Canadian) monthly thereafter, through October 30, 2003. In addition, in the event Mr. Hunter's employment is terminated by Russell-Stanley or Hunter Drums Limited without cause, Mr. Hunter would be entitled to receive

    - 75% of the aggregate payments remaining to be made pursuant to the previous sentence in equal monthly installments during the first 50% of the remaining term of the agreement and

    - the remaining 25% of those aggregate payments on October 30, 2003.

    In the event of a change of control, as defined in the agreement, Mr. Hunter would be entitled to receive a single lump sum payment equal to the present value of the remaining payments due under the agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

    The following table sets forth information concerning the beneficial ownership shares of our common stock on December 31, 1999 by

    - each person known by us to be the beneficial owner of more than 5% of any class of our common stock,

    - each director who is a shareholder,

    - our Chief Executive Officer and each of our Named Executive Officers, and

    - all of our executive officers and directors as a group:

                                                                                       PERCENTAGE OF
                                                                NUMBER OF SHARES          SHARES
NAME OF BENEFICIAL OWNER                                      BENEFICIALLY OWNED(A)   OUTSTANDING (A)
------------------------                                      ---------------------   ---------------
5% STOCKHOLDERS
Vestar Capital Partners III, L.P............................        1,163,637              53.55%
  245 Park Avenue
  New York, New York 10167
Vestar/R-S Investment, L.P..................................          490,000              22.55%
  245 Park Avenue
  New York, New York 10167
New York Life Insurance Company.............................          290,909              13.39%
  51 Madison Avenue
  New York, New York 10010
Vestar Portfolio Investments, L.P...........................           29,318               1.35%
  245 Park Avenue
  New York, New York 10167
OFFICERS AND DIRECTORS
Robert L. Rosner(b).........................................               --                 --
Daniel W. Miller............................................           14,650(c)               *
Mark E. Daniels.............................................           39,219(d)            1.77%
Michael W. Hunter...........................................            7,000(e)               *
John H. Hunter..............................................           21,325(f)               *
Norman W. Alpert(b).........................................               --                 --
Vincent J. Buonanno.........................................           24,243               1.12%
Leonard Lieberman...........................................            3,160                  *
Arthur J. Nagle(b)..........................................               --                 --
Vincent J. Naimoli..........................................            3,160                  *
Daniel S. O'Connell(b)......................................               --                 --
John W. Priesing............................................           22,000(g)            1.00%
All executive officers and directors as a group (18                   139,577(h)            6.04%
  persons)..................................................

------------------------

*   Less than one percent.

(a) The amounts and percentage of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the regulations, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of that security, or "investment power," which includes the power to dispose of or to direct the disposition of that security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he has no economic interest.

(b) Mr. O'Connell is the President and Chief Executive Officer and
    Messrs. Rosner, Nagle and Alpert are Vice Presidents of Vestar Associates Corporation III. Vestar Associates Corporation III is the sole general partner of Vestar Associates III, L.P., and Vestar Associates III, L.P. is the sole general partner of Vestar Capital Partners III, L.P., which owns 1,163,637 shares of our common stock. Messrs. O'Connell, Rosner, Nagle and Alpert, as executive officers of Vestar Associates Corporation III, may be deemed to share beneficial ownership of those shares. Each of these individuals disclaims that beneficial ownership.

   Messrs. Alpert, Nagle and O'Connell are general partners of Vestar/R-S
    Investment, L.P. which owns 490,000 shares of our common stock. Messrs. Alpert, Nagle and O'Connell, as general partners of Vestar/R-S Investment, L.P., may be deemed to share beneficial ownership of those shares. Each of these individuals disclaims that beneficial ownership.

   Messrs. Alpert, Nagle and O'Connell are general partners of Vestar/MAG
    Aerospace Limited Partnership. Vestar/MAG Aerospace Limited Partnership is the sole general partner of Vestar Portfolio Investments, L.P., which owns 29,318 shares of our common stock. Messrs. Alpert, Nagle and O'Connell, as general partners of Vestar/MAG Aerospace Limited Partnership, may be deemed to share beneficial ownership of those shares. Each of these individuals disclaims that beneficial ownership.

(c) Includes currently exercisable options to purchase 14,650 shares of common stock.

(d) Includes currently exercisable options to purchase 39,219 shares of common stock.

(e) Includes currently exercisable options to purchase 7,000 shares of common stock.

(f) Includes currently exercisable options to purchase 17,200 shares of common stock.

(g) Includes currently exercisable options to purchase 22,000 shares of common stock.

(h) Includes currently exercisable options to purchase 104,889 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On July 23, 1997, we entered into a management agreement with Vestar. Pursuant to the management agreement, Vestar provides us with advisory and consulting services for an annual fee equal to the greater of $225,000 or 0.25% of our net sales for that fiscal year, plus reimbursement of out-of-pocket expenses. The management agreement terminates at any time that Vestar and its affiliates hold, in the aggregate, less than 10% of the voting power of our outstanding voting stock. See "Ownership of Common Stock." In 1999, we paid Vestar $773,000 in fees based on net sales for advisory and consulting services which includes out-of-pocket expenses.

    We have entered into a consulting agreement with Mr. Buonanno. In consideration for his advising us on matters relating to the steel drum reconditioning business, we will pay Mr. Buonanno four payments of $250,000 each prior to December 31, 2001, of which two payments were made in 1999.

    New York Life Insurance Company, one of our 5% stockholders, and New York Life Insurance and Annuity Corporation, an affiliate of New York Life Insurance Company, were lenders under our former senior credit agreement, with an aggregate term loan commitment of $20.0 million which bore interest at 9.48% per annum. This term loan remains outstanding under our senior credit facility bearing the same interest rate and will mature in two equal installments in June 2006 and June 2007. We are required to offer to repay the term loan with the proceeds from the sale of assets and with the proceeds from issuances of our equity securities. We can also make optional prepayments. Mandatory and optional prepayments are subject to prepayment premiums. In connection with the execution of our senior credit facility, we paid fees of approximately $100,000 to these lenders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits and Consolidated Financial Statement Schedules

    (a) Financial Statements: (see index to financial statements at page 33)

    (b) Financial Statement Schedule: Schedule II--Valuation and Qualifying Accounts

    (c) Exhibits:

             EXHIBIT NO.                           DESCRIPTION OF EXHIBIT
        ---------------------   ------------------------------------------------------------
                 *3.1           Certificate of Incorporation of Russell-Stanley Holdings,
                                Inc.

                 *3.2           By-Laws of Russell-Stanley Holdings, Inc.

                 *3.3           Amended and Restated Certificate of Incorporation of
                                Russell-Stanley Corp.

                 *3.4           By-Laws of Russell-Stanley Corp.

                 *3.5           Articles of Incorporation of Container Management Services,
                                Inc.

                 *3.6           By-Laws of Container Management Services, Inc.

                 *3.7           Restated Articles of Incorporation of New England Container
                                Co., Inc.

                 *3.8           Amended and Restated By-Laws of New England Container
                                Co.,Inc.

                 *3.9           Articles of Incorporation of Russell-Stanley, Inc.

                 *3.10          By-Laws of Russell-Stanley, Inc.

                 *3.11          Certificate of Incorporation of RSLPCO, Inc.

                 *3.12          By-Laws of RSLPCO, Inc.

                 *3.13          Certificate of Limited Partnership of Russell-Stanley, L.P.

                 *3.14          Agreement of Limited Partnership of Russell-Stanley, L.P.

                 *4.1           Indenture, dated as of February 10, 1999, by and among
                                Russell-Stanley Holdings, Inc., the guarantors named therein and The Bank of New York, as the Trustee

                 *4.2           Form of 10 7/8% Senior Subordinated Notes due 2009 (included as part of the Indenture filed as Exhibit 4.1 hereto)

                *10.1           Fifth Amended and Restated Revolving Credit Agreement and
                                Term Loan Agreement, dated as of February 10, 1999, among
                                Russell-Stanley Holdings, Inc. and its subsidiaries, as
                                borrowers, the lenders listed therein and BankBoston, N.A.
                                as administrative agent, and Goldman Sachs Credit Partners,
                                L.P., as syndication agent

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

                *10.4           Share Purchase Agreement dated as of October 24, 1997, among
                                Michael W. Hunter, John D. Hunter, Michael W. Hunter
                                Holdings Inc., John D. Hunter Holdings Inc., Hunter Holdings
                                Inc., 373062 Ontario Limited, Hunter Drums Limited,
                                Russell-Stanley Holdings, Inc. and HDL Acquisition, Inc.

                *10.5           Purchase and Sale Agreement dated as of October 23, 1997,
                                among Smurfit Packaging Corporation, Russell-Stanley
                                Holdings, Inc. and Russell-Stanley Corp.

             EXHIBIT NO.                           DESCRIPTION OF EXHIBIT
        ---------------------   ------------------------------------------------------------
                *10.6           Vestar Management Agreement dated as of July 23, 1997, among
                                Russell-Stanley Holdings, Inc., Russell-Stanley Corp.,
                                Container Management Services, Inc. and Vestar Capital
                                Partners

               +*10.7           Know How and Patent Licensing Agreement between Mauser-Werke
                                GmbH and Russell-Stanley Corp., dated June 26, 1995

               +*10.8           Licensing Agreement between Mauser-Werke GmbH and
                                Russell-Stanley Corp., dated June 26, 1995

               +*10.9           Know How and Patent Licensing Agreement between Mauser-Werke
                                GmbH and Russell-Stanley Corp., dated June 26, 1995

               +*10.10          Know How and Patent Licensing Agreement between Mauser-Werke
                                GmbH and Hunter Drums Limited, dated July 31, 1996

               +*10.11          Know How and Patent Licensing Agreement between Mauser-Werke
                                GmbH and Hunter Drums Limited, dated July 31, 1996

               +*10.12          Consent and Agreement between Hunter Drums Limited and
                                Mauser-Werke GmbH, dated September 29, 1997

                *10.13          1998 Stock Option Plan

                *10.14          Russell-Stanley Holdings, Inc. Management Annual Incentive
                                Compensation Plan 1998

                *10.15          Employment Agreement, dated October 30, 1997, among
                                Russell-Stanley, Holdings, Inc., Hunter Drums Limited and
                                Michael W. Hunter

                *10.16          Stay Pay Agreement, dated October 30, 1997, among
                                Russell-Stanley Holdings, Inc., Hunter Drums Limited and
                                Michael W. Hunter

                *10.17          Employment Agreement, dated as of July 23, 1997, between
                                Russell-Stanley Holdings, Inc. and Mark E. Daniels

                *10.18          Stay Pay Agreement, dated as of July 23, 1997, between
                                Russell-Stanley Holdings, Inc. and Mark E. Daniels

                *10.21          Services Agreement, dated as of February 10, 1999, between
                                Russell-Stanley Holdings, Inc. and Vincent J. Buonanno

                *10.22          License Agreement between Gallay SA and Hunter Drums
                                Limited, dated February 7, 1997

                *10.23          License Agreement between Gallay SA and Hunter Drums
                                Limited, dated April 16, 1987

                 12             Computation of Ratio of Earnings to Fixed Charges

                *21             Subsidiaries of the Company

                 27             Financial Data Schedule for the year ended December 31, 1999

------------------------

    * This Exhibit is incorporated by reference to the Exhibit of the same number filed as part of the Company's Registration Statement on Form S-4 (File No. 333-76057)

    + The Registrant was afforded confidential treatment of portions of this exhibit by the Securities and Exchange Commission. Accordingly, portions thereof have been omitted and filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K filed during the Quarter ended December 31, 1999

October 8, 1999  Resignation of Robert L. Singleton and appointment of
                 Daniel W. Miller as President and Ronald M. Litchkowski as
                 Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF RUSSELL-STANLEY HOLDINGS, INC. AND
                                  SUBSIDIARIES

                                                                PAGE
                                                              --------
FINANCIAL STATEMENTS AS OF DECEMBER 31, 1999 AND 1998 AND
  FOR EACH OF THE YEARS ENDED DECEMBER 31, 1999, 1998, and
  1997:

  Consolidated Statements of Operations and Comprehensive
    Income (Loss)...........................................      34

  Consolidated Balance Sheets...............................      35

  Consolidated Statements of Redeemable Preferred Stock
    and Stockholders' Equity (Deficit)......................      36

  Consolidated Statements of Cash Flows.....................      37

  Notes to Consolidated Financial Statements................   38-67

  Independent Auditors' Report..............................      68

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                 (IN THOUSANDS)

                                                                1999       1998       1997
                                                              --------   --------   --------
NET SALES...................................................  $287,118   $276,624   $176,313
COST OF SALES...............................................   222,556    213,207    133,603
                                                              --------   --------   --------
  Gross Profit..............................................    64,562     63,417     42,710
                                                              --------   --------   --------
OPERATING EXPENSES
Selling.....................................................    23,965     20,114     12,254
General and administrative..................................    24,332     22,271     12,862
Amortization of intangibles.................................     3,073      3,127      1,726
Non-recurring charges (Note 18).............................     1,900      6,167         --
                                                              --------   --------   --------
Total expenses..............................................    53,270     51,679     26,842
                                                              --------   --------   --------
INCOME FROM OPERATIONS......................................    11,292     11,738     15,868
INTEREST EXPENSE............................................    21,079     16,025      8,754
OTHER (INCOME) EXPENSE--net.................................      (119)       550        197
                                                              --------   --------   --------
INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS...    (9,668)    (4,837)     6,917
INCOME TAX (BENEFIT) PROVISION (Note 9).....................    (2,223)      (505)     2,925
                                                              --------   --------   --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS....................    (7,445)    (4,332)     3,992
EXTRAORDINARY ITEMS, net of tax benefits of $508 in 1999
  and $2,655 in 1997 (Note 15)..............................       763         --      5,100
                                                              --------   --------   --------
NET LOSS....................................................    (8,208)    (4,332)    (1,108)

OTHER COMPREHENSIVE INCOME (LOSS) (Note 2)..................     1,438     (2,012)      (171)
                                                              --------   --------   --------
COMPREHENSIVE LOSS..........................................  $ (6,770)  $ (6,344)  $ (1,279)
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                 (IN THOUSANDS)

                                                                1999       1998
                                                              --------   --------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $    704   $  1,630
  Accounts receivable, less allowances of $460 and $169,
    respectively............................................    30,135     29,408
  Inventories (Note 3)......................................    24,595     18,761
  Prepaid taxes and income taxes receivable--net (Note 9)...     2,395      3,460
  Prepaid expenses and other current assets.................     1,009      2,132
  Deferred tax benefit--net (Note 9)........................     1,247        602
                                                              --------   --------
    Total current assets....................................    60,085     55,993
                                                              --------   --------
PROPERTY, PLANT AND EQUIPMENT--net (Notes 4 and 6)..........    94,573     92,643
                                                              --------   --------
OTHER ASSETS:
  Goodwill and other intangibles-net (Note 5)...............   106,297    108,195
  Deferred financing costs-net..............................     6,892      1,294
  Other noncurrent assets...................................       156        129
                                                              --------   --------
    Total other assets......................................   113,345    109,618
                                                              --------   --------
TOTAL ASSETS................................................  $268,003   $258,254
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses (Notes 7 and 14)....  $ 45,607   $ 42,230
  Income taxes payable (Note 9).............................         0        849
  Current maturities of long-term debt (Note 8).............         0         10
                                                              --------   --------
    Total current liabilities...............................    45,607     43,089
LONG TERM DEBT (Notes 8, 17, and 20)........................   192,769    171,592
DEFERRED TAXES-net (Note 9).................................       481      4,662
OTHER NON CURRENT LIABILITIES (Note 14).....................     2,508      5,374
                                                              --------   --------
    Total liabilities.......................................   241,365    224,717
                                                              --------   --------
COMMITMENTS AND CONTINGENCIES (Notes 14 and 20)
STOCKHOLDERS' EQUITY--At December 31, 1999 and 1998, 2,201
  and 2,205 shares were outstanding.........................    26,638     33,537
                                                              --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $268,003   $258,254
                                                              ========   ========

                See notes to consolidated financial statements.

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND
                         STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                             OTHER COMPREHENSIVE
                                                                                                            INCOME (LOSS) (NOTE 2)
                                       REDEEMABLE                                                          ------------------------
                                        PREFERRED               COMMON                                                    MINIMUM
                                          STOCK                 STOCK           ADDITIONAL                 CUMULATIVE     PENSION
                                   -------------------   --------------------    PAID-IN     ACCUMULATED   TRANSLATION   LIABILITY
                                    SHARES     AMOUNT     SHARES      AMOUNT     CAPITAL       DEFICIT     ADJUSTMENTS   ADJUSTMENT
                                   --------   --------   ---------   --------   ----------   -----------   -----------   ----------
BALANCE, JANUARY 1, 1997.........   275,592   $ 27,465     645,000     $ 7        $ 7,600     $(21,305)      $    --       $(295)
  Net loss.......................        --         --          --      --             --       (1,108)           --          --
  Issued as dividends............    22,149      2,214          --      --             --           --            --          --
  Reacquired by purchase.........  (297,741)   (29,774)   (122,500)     --             --           --            --          --
  Amortization of discount.......        --         95          --      --             --           --            --          --
  Shares issued..................        --         --   1,627,778      16         71,984           --            --          --
  Preferred stock dividends......        --         --          --      --             --       (2,525)           --          --
  Conversion of warrants.........        --         --      30,243      --         (1,059)          --            --          --
  Premium paid on repurchase of
    preferred stock..............        --         --          --      --         (7,529)          --            --          --
  Transaction fees...............        --         --          --      --         (1,907)          --            --          --
  Minimum pension liability
    adjustment...................        --         --          --      --             --           --            --         (68)
  Translation adjustment.........        --         --          --      --             --           --          (103)         --
                                   --------   --------   ---------     ---        -------     --------       -------       -----
BALANCE, DECEMBER 31, 1997.......        --         --   2,180,521      23         69,089      (24,938)         (103)       (363)
  Net loss.......................        --         --          --      --             --       (4,332)           --          --
  Shares issued..................        --         --      24,243      --          1,090           --            --          --
  Minimum pension liability
    adjustment...................        --         --          --      --             --           --            --        (381)
  Translation adjustment.........        --         --          --      --             --           --        (1,631)         --
                                   --------   --------   ---------     ---        -------     --------       -------       -----
BALANCE, DECEMBER 31, 1998.......        --         --   2,204,764      23         70,179      (29,270)       (1,734)       (744)
  Net loss                               --         --          --      --             --       (8,208)           --          --
  Minimum pension liability
    adjustment...................        --         --          --      --             --           --            --         542
  Translation adjustment.........        --         --          --      --             --           --           896          --
  Notes paid.....................        --         --          --      --             --           --            --          --
  Reacquired by purchase.........        --         --      (4,000)     --             --           --            --          --
                                   --------   --------   ---------     ---        -------     --------       -------       -----
BALANCE, DECEMBER 31, 1999.......        --   $     --   2,200,764     $23        $70,179     $(37,478)      $  (838)      $(202)
                                   ========   ========   =========     ===        =======     ========       =======       =====


                                       NOTES            TREASURY             TOTAL
                                    RECEIVABLE            STOCK          STOCKHOLDERS'
                                   FOR SHARES TO   -------------------      EQUITY
                                    MANAGEMENT      SHARES     AMOUNT      (DEFICIT)
                                   -------------   --------   --------   -------------
BALANCE, JANUARY 1, 1997.........       $(64)      117,000    $  (402)      $(14,459)
  Net loss.......................         --            --         --         (1,108)
  Issued as dividends............         --            --         --             --
  Reacquired by purchase.........         --       122,500     (4,451)        (4,451)
  Amortization of discount.......         --            --         --             --
  Shares issued..................         --            --         --         72,000
  Preferred stock dividends......         --            --         --         (2,525)
  Conversion of warrants.........         --            --         --         (1,059)
  Premium paid on repurchase of
    preferred stock..............         --            --         --         (7,529)
  Transaction fees...............         --            --         --         (1,907)
  Minimum pension liability
    adjustment...................         --            --         --            (68)
  Translation adjustment.........         --            --         --           (103)
                                        ----       -------    -------       --------
BALANCE, DECEMBER 31, 1997.......        (64)      239,500     (4,853)        38,791
  Net loss.......................         --            --         --         (4,332)
  Shares issued..................         --            --         --          1,090
  Minimum pension liability
    adjustment...................         --            --         --           (381)
  Translation adjustment.........         --            --         --         (1,631)
                                        ----       -------    -------       --------
BALANCE, DECEMBER 31, 1998.......        (64)      239,500     (4,853)        33,537
  Net loss                                --            --         --         (8,208)
  Minimum pension liability
    adjustment...................         --            --         --            542
  Translation adjustment.........         --            --         --            896
  Notes paid.....................         51            --         --             51
  Reacquired by purchase.........         --         4,000       (180)          (180)
                                        ----       -------    -------       --------
BALANCE, DECEMBER 31, 1999.......       $(13)      243,500    $(5,033)      $ 26,638
                                        ====       =======    =======       ========

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net loss..................................................  $ (8,208)  $(4,332)   $ (1,108)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation............................................    26,998    23,479       8,475
    Amortization of intangibles.............................     3,073     3,127       1,613
    Amortization of deferred financing costs................       807       276         594
    Deferred income tax provision...........................    (4,826)     (848)       (418)
    Extraordinary items, noncash (Note 15)..................     1,271        --       7,755
    Other noncash items.....................................        --       770         393
Changes in operating assets and liabilities, excluding
  effects of acquisitions:
  Decrease (increase) in accounts receivable................      (727)    1,916        (135)
  Decrease (increase) in inventories........................    (5,834)    1,024       2,147
  Decrease (increase) in prepaids and other current
    assets..................................................     2,188       672      (1,085)
  Increase (decrease) in accounts payable, accrued expenses
    and income taxes payable................................     2,528     4,482      (1,763)
  Increase (decrease) in other--net.........................    (3,029)      231       1,265
                                                              --------   -------    --------
    Net cash provided by operating activities...............    14,241    30,797      17,733
                                                              --------   -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired (Note 16)..............        --   (13,874)   (130,249)
  Capital expenditures......................................   (28,556)  (28,679)     (9,949)
  Proceeds from sale of property, plant and equipment.......        --     1,394          --
  Other, net................................................        --       (74)       (147)
                                                              --------   -------    --------
    Net cash used in investing activities...................   (28,556)  (41,233)   (140,345)
                                                              --------   -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings........................   187,170        --     282,733
  Repayments of long-term borrowings........................  (161,958)     (429)   (144,708)
  (Repayments of) borrowings under revolver credit-net......    (4,034)   11,777      (8,515)
  Dividends on redeemable preferred stock...................        --        --          (2)
  Increase in deferred financing costs......................    (7,676)      (72)     (6,877)
  Repurchase of senior subordinated notes...................        --        --     (29,258)
  Capital restructuring.....................................        --        --     (42,880)
  Issuance of common stock..................................        --        --      72,000
  Other, net................................................      (129)     (287)         21
                                                              --------   -------    --------
    Net cash provided by financing activities...............    13,373    10,989     122,514
                                                              --------   -------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................        16        26        (103)
                                                              --------   -------    --------
NET CHANGE IN CASH AND CASH EQUIVALENTS.....................      (926)      579        (201)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     1,630     1,051       1,252
                                                              --------   -------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $    704   $ 1,630    $  1,051
                                                              ========   =======    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
  Interest..................................................  $ 17,175   $12,883    $  6,580
                                                              ========   =======    ========
  Income taxes..............................................  $  1,796   $   209    $  2,276
                                                              ========   =======    ========

                See notes to consolidated financial statements.

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1. ORGANIZATION AND BASIS OF PRESENTATION

    ORGANIZATION--Through its direct operating subsidiaries, Russell-Stanley Corp. ("RSC"), Container Management Services, Inc. ("CMS"), Hunter Drums Limited ("Hunter"), and New England Container Co., Inc. ("NEC"), Russell-Stanley Holdings, Inc. ("Holdings" or the "Company") is a leading manufacturer and marketer of plastic and steel industrial containers and a leading provider of related container services in the United States and Canada. The Company's products are used in a broad range of industries including agricultural, chemical, food product, lubricant, pharmaceutical and specialty chemicals.

    In July 1997, the Company restructured its capital structure through the following transactions, i) issuance of 1,222,221 shares of common stock in exchange for $54,999,940, resulting in additional paid-in capital of $54,987,718, ii) repurchase of 122,500 shares of common stock for $4,450,500,
iii) repurchase of all outstanding senior subordinated notes for $29,257,638, including make whole payments and accrued interest of $3,025,858 and $240,080, respectively, iv) repurchase of $15.00/$17.50 Cumulative Exchangeable Redeemable Preferred Stock (Series B) for $37,611,126, including make whole payments and accrued interest of $7,529,123 and $302,745, respectively, and v) conversion/ repurchase of warrants for $1,059,190 (the "Capital Restructuring"). In addition, the Company restructured its debt through the following transactions:
i) repayment of existing bank debt of $25,924,331 and ii) borrowing on a new credit facility of $46,102,987 (the "July Debt Restructuring"). Immediately following the Capital Restructuring and the July Debt Restructuring, Holdings was formed to serve as a holding company for RSC and subsidiaries. The transaction was accounted for in a manner similar to a pooling of interests, therefore, the financial statements as of and for the period ended December 31, 1997 include the operations of Holdings and RSC and subsidiaries as if Holdings and RSC had been combined for the entire year. In connection with the transaction, all RSC shares and options were exchanged for shares and options in Holdings with the same par value and exercise price.

    In July 1997, CMS was acquired; CMS pioneered the businesses of plastic container leasing on a "per use" or "round-trip" basis and plastic container fleet management in the United States and Canada utilizing inventory tracking technology. In October 1997, the Company acquired the stock of Hunter, a leading Canadian manufacturer and marketer of steel and plastic drums. In
November 1997, Holdings issued 377,779 shares of common stock in exchange for $17,000,055, resulting in additional paid-in capital of $16,996,277, and acquired certain assets of Smurfit Plastic Packaging Corporation ("SPP" or "SPP Assets"), a leading manufacturer and marketer of plastic drums in the United States. In addition, the Company entered into an amended and restated revolving credit and term loan agreement (Notes 8 and 15). In connection with the 1997 capital transactions, $1,907,000 of legal and consulting fees were incurred and recorded as a reduction of additional paid-in capital.

    In July 1998, NEC was acquired; NEC has the largest share of the steel drum reconditioning market in the Northeast and provided the Company with entry into the steel drum reconditioning market.

    In February 1999, the Company refinanced its revolving credit loan and term loans by amending its senior credit facility to provide for a $75.0 million revolving credit line (including a $15.0 million Canadian credit line in U.S. dollars), and a $25.0 million term loan. In addition, the Company issued
$150.0 million of senior subordinated notes due February 15, 2009.

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    REVENUE RECOGNITION--Revenue is recognized when products are shipped or services are provided to customers.

    USE OF ESTIMATES--The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates are used to a significant extent in determining the recoverability of intangibles from future operations and in establishing other valuation allowances.

    CASH EQUIVALENTS--The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents and are valued at cost which approximates fair value.

    INVENTORIES--Inventories are stated at the lower of cost or market value. Cost is determined on the first-in, first-out (FIFO) method.

    PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment, stated at cost, is being depreciated for financial reporting purposes on the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter. The estimated useful lives for each class of property, plant and equipment are as follows:

Buildings and improvements..........................  15-30 years
Furniture and fixtures..............................  3-7 years
Machinery and equipment.............................  3-10 years
Containers held for lease...........................  13-25 months

    The company evaluates at each balance sheet date whether events or circumstances have occurred that indicate possible impairment.

    GOODWILL AND OTHER INTANGIBLES--The excess of cost over the fair value of net assets acquired ("goodwill") is being amortized on a straight-line basis over its estimated useful life of 40 years. Other intangible assets, consisting primarily of customer lists and patents, are recorded at cost and are being amortized over the life of the related assets (up to 17 years), using the straight-line method. Management periodically evaluates the estimated useful lives of goodwill and other intangibles. In addition, management periodically evaluates the recoverability of long-term assets, including goodwill, based upon current and future anticipated income and cash flows. For the three-year period ended December 31, 1999, there were no adjustments to the useful lives or the carrying values of long-term assets resulting from those evaluations.

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    DEFERRED FINANCING COSTS--Deferred financing costs incurred in connection with the Company's debt restructurings are being amortized for financial reporting purposes over the average life of the debt, using the straight-line method.

    INCOME TAXES--Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to the difference between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Management periodically evaluates the available evidence about future taxable income and other possible sources of realization of deferred tax assets and establishes valuation allowances if necessary.

    TRANSLATION OF FOREIGN CURRENCIES--The assets and liabilities of Hunter are translated into U.S. dollars at year-end exchange rates, with resulting translation gains and losses accumulated in a separate component of stockholders' equity. Income and expense items are converted into U.S. dollars at average rates of exchange prevailing throughout the year.

    FINANCIAL INSTRUMENTS--The Company utilizes financial instruments to limit its exposure to interest rate fluctuations.

    COMPREHENSIVE INCOME (LOSS)--The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME. Comprehensive income (loss) consists of the following:

                                                       YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1999       1998       1997
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
Comprehensive income (loss):
  Net income (loss)...............................  $(8,208)   $(4,332)   $(1,108)
  Other comprehensive income (loss):
    Foreign currency translation adjustment.......      896     (1,631)      (103)
    Minimum pension liability adjustment..........      542       (381)       (68)
                                                    -------    -------    -------
    Other comprehensive income (loss).............    1,438     (2,012)      (171)
                                                    -------    -------    -------
Total.............................................  $(6,770)   $(6,344)   $(1,279)
                                                    =======    =======    =======

    RECENTLY ISSUED ACCOUNTING STANDARD--In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") was issued.
SFAS 133 establishes new disclosure requirements which provide a comprehensive standard for recognition and measurement of derivatives and hedging activities. SFAS 133 will require new disclosures, all derivatives to be recorded on the balance sheet at fair value and establishes special accounting for certain types of hedging activities and will take effect in 2001. Management does not believe that SFAS 133 will have a material effect on the Company's financial condition or results of operations.

    RECLASSIFICATIONS--Certain amounts in 1998 have been reclassified to conform to the 1999 presentation.

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

3. INVENTORIES

    Inventory consists of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Raw materials.............................................  $14,381    $12,435
Work-in-process...........................................    2,406        562
Finished goods............................................    7,808      5,764
                                                            -------    -------
Total.....................................................  $24,595    $18,761
                                                            =======    =======

4. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Land......................................................  $ 5,570    $ 5,518
Buildings and improvements................................   16,245     15,418
Machinery and equipment...................................  165,784    138,049
                                                            -------    -------
Total.....................................................  187,599    158,985
Less accumulated depreciation.............................  (93,026)   (66,342)
                                                            -------    -------
Total.....................................................  $94,573    $92,643
                                                            =======    =======

Included in machinery and equipment are containers held for lease, consisting of plastic drums and intermediate bulk containers ("IBCs") which are leased to customers.

5. GOODWILL AND OTHER INTANGIBLES

    Goodwill and other intangibles consists of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
                                                            (IN THOUSANDS)
Goodwill................................................  $118,921   $117,840
Customer lists and other intangibles....................     2,817      2,817
Patents.................................................       293        245
                                                          --------   --------
                                                           122,031    120,902
Less accumulated amortization...........................   (15,734)   (12,707)
                                                          --------   --------
Total...................................................  $106,297   $108,195
                                                          ========   ========

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

6. LEASES

    CAPITAL LEASES--Leased equipment included in machinery and equipment consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Leased equipment............................................    $25        $25
Less accumulated depreciation...............................    (11)        (7)
                                                                ---        ---
Total.......................................................    $14        $18
                                                                ===        ===

    OPERATING LEASES--The Company has operating lease commitments expiring at various dates, principally for real property, machinery and equipment, and transportation equipment. Total lease expense amounted to $6,698,000, $4,416,000 and $1,456,000 in 1999, 1998 and 1997, respectively.

    Future minimum lease payments under the terms of the noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 1999 are as follows:

                                                              (IN THOUSANDS)
                                                              --------------
2000........................................................     $ 4,980
2001........................................................       4,425
2002........................................................       3,619
2003........................................................       2,918
2004........................................................       2,069
Thereafter..................................................      10,328
                                                                 -------
Total.......................................................     $28,339
                                                                 =======

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consists of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Accounts payable..........................................  $22,549    $20,471
Accrued payroll...........................................    3,320      1,932
Accrued professional fees.................................      221      3,663
Accrued interest payable..................................    6,975      3,909
Other accrued expenses....................................   12,542     12,255
                                                            -------    -------
Total.....................................................  $45,607    $42,230
                                                            =======    =======

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

8. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
                                                            (IN THOUSANDS)
Senior subordinated notes...............................  $148,966   $     --
Revolving credit loans and term loans...................    43,803    171,591
Capital lease obligations (Note 6)......................        --         11
                                                          --------   --------
                                                          $192,769   $171,602
Less current maturities.................................        --         10
                                                          --------   --------
Long-term debt..........................................  $192,769   $171,592
                                                          ========   ========

    On February 10, 1999, the Company refinanced its revolving credit loan and term loans by amending its senior credit facility to provide for a $75.0 million revolving credit line (including a $15.0 million Canadian credit line in U.S. dollars), which bears interest, at the Company's election, at a combination of domestic source and Eurodollar borrowing rates which fluctuate based on the Company's EBITDA and debt levels, and a $25.0 million term loan, bearing interest at 9.48% (collectively, the "Senior Credit Facility"). The revolving credit facility matures in February 2004 and the term loan matures in two equal installments in June 2006 and 2007. In addition, the Company issued $150.0 million of 10.875% Senior Subordinated Notes (the "Notes") due
February 15, 2009, at 99.248%, resulting in an effective yield of 11.0%. The Senior Credit Facility contains certain covenants and restrictions and is secured by substantially all assets of the Company. The Notes require semi-annual interest payments, which commenced August 15, 1999 and mature February 2009. The Notes are subordinate to all existing and future senior indebtedness of the Company and are unconditionally guaranteed by the domestic subsidiaries. The Company is required to meet certain financial covenants under the Agreements including fixed charge and leverage ratios and capital expenditure spending limits. The Company was in compliance with all of the financial covenants as of December 31, 1999 and throughout the year. The debt is secured by substantially all assets of the Company. Deferred financing charges of approximately $7.7 million were incurred in connection with the refinancing.

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

8. LONG-TERM DEBT (CONTINUED)
    The Notes, revolving credit loans and term loans have the following provisions (dollars in thousands):

                                                               INTEREST                      INTEREST
                                                               RATE AT,     BALANCE AT,      RATE AT,     BALANCE AT,
                           DOMESTIC          EURODOLLAR      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                         INTEREST RATE      INTEREST RATE        1999           1999           1998           1998
                       -----------------  -----------------  ------------   ------------   ------------   ------------
Revolving credit loan  Prime plus margin  LIBOR plus margin
                       not less than      not less than
                       1.25% for 1999,    2.75% for 1999,
                       1.00% for 1998     2.50% for 1998      8.31-9.75%      $ 10,141         9.00%        $ 22,837

Revolving credit       Canadian prime
loan--Foreign          plus margin not
                       less than 1.25%                             7.75          8,662           --               --
                                          --

Term Loan A--          Prime plus margin  LIBOR plus margin
Domestic               not less than      not less than
                       1.00%              2.50%                      --             --         9.00           35,000

Term Loan A--Foreign   Prime plus margin  LIBOR plus margin
                       not less than      not less than
                       1.00%              2.50%                      --             --         9.00            9,182

Term Loan B--          Prime plus margin  LIBOR plus margin
                       not less than      not less than
                       1.50%              3.00%                      --             --         9.50           79,572

Term Loan C--          Fixed rate         Fixed rate               9.48         25,000         9.48           25,000

Senior Subordinated
Notes                  Fixed rate                                 10.88        148,966           --               --
                                          --
                                                                              --------                      --------

Total                                                                         $192,769                      $171,591
                                                                              ========                      ========

    In addition to the interest rate provisions stated above, the Company pays a commitment fee of .5% on the unused portion of the revolving credit line. The Company maintains an interest rate collar in an aggregate notional principal amount of $22.5 million to hedge interest rate risk through November 2000. Under this collar, if the actual LIBOR rate at the specified measurement date is greater than a ceiling rate of 7.5%, the lender pays the Company the differential interest expense. If the actual LIBOR rate is lower than the floor rate of 5.27%, the Company pays the lender the differential interest expense.

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

8. LONG-TERM DEBT (CONTINUED)

    MATURITIES OF LONG-TERM DEBT--As of December 31, 1999, maturities of long-term debt are as follows:

                                                       MATURITIES OF LONG-TERM DEBT
                                                       ----------------------------
                                                              (IN THOUSANDS)
2004.................................................            $ 18,803
2005 and thereafter..................................             173,966
                                                                 --------
Total................................................            $192,769
                                                                 ========

9. INCOME TAXES

    Income (loss) before income taxes and extraordinary items:

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1999       1998       1997
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
  U.S............................................  $(11,840)  $(7,538)    $7,063
  Foreign........................................     2,172     2,701       (146)
                                                   --------   -------     ------
Total............................................  $ (9,668)  $(4,837)    $6,917
                                                   ========   =======     ======

    The provision (benefit) for income taxes consists of the following:

                                                       YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1999       1998       1997
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
Current:
  Federal.........................................  $    --    $  (261)    $2,794
  Foreign.........................................    2,246        461         79
State.............................................      (14)      (235)       219
                                                    -------    -------     ------
Total current.....................................    2,232        (35)     3,092
                                                    -------    -------     ------
Deferred:
  Federal.........................................   (3,293)    (1,963)      (211)
  Foreign.........................................   (1,162)     1,493         44
                                                    -------    -------     ------
Total deferred....................................   (4,455)      (470)      (167)
                                                    -------    -------     ------
Net provision (benefit) for income taxes..........  $(2,223)   $  (505)    $2,925
                                                    =======    =======     ======

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

9. INCOME TAXES (CONTINUED)
    The difference between the effective income tax and the statutory Federal income tax rate is explained as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1999       1998       1997
                                                    --------   --------   --------
Federal statutory tax rate........................   (34.0)%    (34.0)%      34.0%
Goodwill amortization.............................     6.4        9.7         3.6
State taxes, net of Federal tax benefit...........    (0.1)       6.3         2.0
Travel and entertainment..........................     0.8        2.2         0.6
Foreign tax rate differential.....................     3.6        2.5         2.1
Other.............................................     0.3        2.9          --
                                                     -----      -----      ------
Effective tax (benefit) rate......................   (23.0)%    (10.4)%      42.3%
                                                     =====      =====      ======

    The components of the net deferred tax assets and liabilities as of December 31, 1999 and 1998 were as follows:

                                                   1999                     1998
                                          ----------------------   ----------------------
                                          DEFERRED    DEFERRED     DEFERRED    DEFERRED
                                            TAX          TAX         TAX          TAX
                                           ASSETS    LIABILITIES    ASSETS    LIABILITIES
                                          --------   -----------   --------   -----------
                                                          (IN THOUSANDS)
Current:
  Accounts receivable...................   $  131      $   --       $   76      $   --
  Inventory.............................       --         686           --         335
  Prepaid expenses......................       --         101           --         520
  Accrued expenses......................    1,837          --        1,255          --
  Other.................................       66          --          126          --
                                           ------      ------       ------      ------
Total current...........................   $2,034      $  787       $1,457      $  855
                                           ======      ======       ======      ======
Noncurrent:
  Property, plant and equipment.........   $   --      $6,792       $   --      $6,747
  Goodwill..............................       --       1,637           --         974
  Accrued expenses......................      589          --          562          --
  Alternative minimum tax credit........      229          --          180          --
  Net operating loss....................    6,836          --        2,153          --
  Other.................................      294          --          164          --
                                           ------      ------       ------      ------
Total noncurrent........................   $7,948      $8,429       $3,059      $7,721
                                           ======      ======       ======      ======

    As of December 31, 1999, the Company had a net operating loss carryover for Federal tax purposes of $20.1 million. The carryover will expire after December 31, 2018. The Company also had an alternative minimum tax credit carryover of $229,000. This credit can be carried forward indefinitely.

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

10. RETIREMENT BENEFIT PLANS

    Effective January 1, 1999, the 401(k) plans for all non-union RSC, former SPP and CMS employees were replaced with a new 401(k) savings and retirement plan. For salary employees, there is immediate eligibility. For hourly employees, eligibility in the plan is dependent upon the attainment of age 21, as well as the completion of one year of service. Effective June 1, 1999, the 401(k) plan for salary NEC employees was replaced with this plan. Eligibility in the plan for NEC employees is dependent upon the attainment of age 21. Under the plan, the Company matches 100% of the employee's contribution, up to 4%. In addition, the Company may contribute an annual profit sharing contribution of 1% to 4.75% of each employee's salary, as defined, depending upon age. The Company's total contributions to the plan for 1999 were $1,122,000.

    The vesting period for the Company's match in the 401(k) plan savings and retirement plan is 20% after the first year and each year thereafter, until the participant becomes fully vested after a five-year period. The vesting period for the Company's defined benefit plan and the profit sharing contribution to the 401(k) savings and retirement plan is 20% after three years and each year thereafter, until the participant becomes fully vested after a seven-year period.

    Prior to 1999, RSC had a defined contribution plan that covered all eligible nonunion employees. Contributions to the defined contribution plan were based on years of service, age and salary. Total expense for such plan was approximately $550,000, and $515,000 for 1998 and 1997, respectively. As of January 1, 1999, this plan was replaced with the 401(k) savings and retirement plan described above.

    The Company contributes to a defined benefit pension plan for certain union employees. The defined benefit pension plan assets are comprised primarily of mutual funds.

    Net pension cost for this defined benefit pension plan is as follows:

                                                            1999       1998       1997
                                                          --------   --------   --------
                                                                  (IN THOUSANDS)
Service cost--benefits earned during the period.........    $170       $141       $ 77
Interest cost on projected benefit obligation...........     120        119         89
Expected return on plan assets..........................     (77)       (93)       (81)
Prior service cost amortization.........................      29         29         29
(Gain)/loss amortization................................      19          6         11
Amortization of transition obligation...................      13         13         13
                                                            ----       ----       ----
Net periodic pension cost...............................    $274       $215       $138
                                                            ====       ====       ====

    Assumptions used in the accounting for the plans were:

                                                           1999        1998        1997
                                                         --------    --------    --------
Weighted-average discount rates........................    7.8%        6.5%         7.5%
Expected long-term rate of return on assets............    8.5         8.5         10.5

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

10. RETIREMENT BENEFIT PLANS (CONTINUED)
    The following table sets forth the funded status and amounts recognized for this defined benefit pension plan at December 31:

                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Total accumulated benefit obligation......................  $ 1,635    $ 1,851
                                                            -------    -------
Projected benefit obligation for service rendered to
  date....................................................  $(1,635)   $(1,851)
Plan assets at fair value.................................      854        889
                                                            -------    -------
Projected benefit obligation in excess of plan assets.....     (781)      (962)
Prior service cost not yet recognized in net periodic
  pension cost............................................      189        218
Unrecognized portion of net obligation existing at date of
  adoption of FAS No. 87..................................       41         54
Unrecognized net loss.....................................      202        591
Adjustment to recognize minimum liability.................     (432)      (863)
                                                            -------    -------
Accrued pension cost......................................  $  (781)   $  (962)
                                                            =======    =======

    The following table sets forth the change in benefit obligation and plan assets for this defined benefit pension plan at December 31:

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...................   $1,851     $1,690
  Service cost..............................................      170        141
  Interest cost.............................................      120        119
  Actuarial (gain)/loss.....................................     (401)       242
  Benefits paid.............................................     (105)      (341)
                                                               ------     ------
  Benefit obligation at end of year.........................    1,635      1,851
                                                               ------     ------
Change in plan assets:
  Fair value of plan assets at beginning of plan year.......      889      1,081
  Actual return on plan assets..............................       45         48
  Employer contribution.....................................       25        101
  Benefits paid.............................................     (105)      (341)
                                                               ------     ------
  Fair value of plan assets at end of year..................      854        889
                                                               ------     ------
  Funded status.............................................     (781)      (962)
  Unrecognized actuarial loss...............................      202        591
  Unrecognized prior service cost...........................      189        218
  Unrecognized net obligation...............................       41         54
                                                               ------     ------
  Net amount recognized.....................................   $ (349)    $  (99)
                                                               ======     ======

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

10. RETIREMENT BENEFIT PLANS (CONTINUED)

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Amounts recognized in the balance sheet consist of:
  Prepaid (Accrued) pension cost............................   $   --     $  (99)
  Accrued benefit liability.................................     (781)      (962)
  Intangible asset..........................................      230        218
  Accumulated other comprehensive income....................      202        744
                                                               ------     ------
  Net amount recognized.....................................   $ (349)    $  (99)
                                                               ======     ======

    Hourly employees of NEC are covered under a 401(k) plan. Eligibility in the plan is dependent upon the completion of one year of service and the attainment of age 21. Participants can defer up to 15% of eligible compensation. Matching contributions are provided by the employer at the rate of 10% of the participant contributions, up to a maximum of 5% of each participant's compensation in any plan year. Employer contributions in 1999 were $7,500.

    Certain employees of Hunter (Note 16) are covered under a money purchase pension plan. Eligibility in the plan is dependent upon the completion of one year of service. Employees can contribute up to 3% of eligible income and executives can contribute up to 9% of eligible income, with a maximum yearly contribution of $6,750. Hunter matches 100% of employee and executive contributions and these employer contributions vest after two full years as a member of the plan. Company contributions for the periods ended December 31, 1999, 1998 and 1997, were $83,000, $80,000 and $2,000, respectively.

    Prior to 1999, the company offered all eligible RSC nonunion and certain eligible union employees a 401(k) tax deferred savings plan. Eligibility in the plan was dependent upon the completion of one year of service. The company matched 50% of the employees' contributions, up to 4%. The company's contribution for 1998 and 1997 was $198,000 and $186,000, respectively. As of January 1, 1999 this plan was replaced with the 401(k) savings and retirement plan described above.

    Pursuant to the acquisition of the SPP Assets, formerly a division of Jefferson Smurfit Corporation ("JSC") (Note 16), salaried, union and non-union employees of SPP continued to be covered under defined benefit plans and 401(k) plans maintained by JSC for the remainder of 1997. The Company paid JSC $70,000 for the expenses JSC incurred relating to the maintenance of these plans for the period in 1997 subsequent to the acquisition. Effective January 1, 1999, these employees were transferred to a retirement plan established by the Company.

11. RELATED PARTIES

    The Company has a management agreement with Vestar Capital Partners, Inc., together with its affiliates ("Vestar"), a majority shareholder of the Company, which provides the Company with certain management services for the greater of $225,000 per year or .25% of the consolidated net sales of the Company, plus out-of-pocket expenses. For the years ended December 31, 1999, 1998 and 1997, the Company paid $773,000, $952,000 and $561,000, respectively, for these services. In conjunction with the

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

11. RELATED PARTIES (CONTINUED)
1997 acquisitions and restructurings and the 1998 acquisition, Vestar was paid transaction fees of approximately $2.4 million and $160,000, respectively.

    Prior to May 1998, the Company's former Executive Vice President and Chief Financial Officer, who was also one of the Company's directors, was a Managing Director of Vestar Resources, Inc., an affiliate of Vestar. Between
February 1996, when he became Senior Vice President and Chief Financial Officer, and May 1998, when he became a full-time employee of the Company, we paid Vestar at the rate of $150,000 per year for his services as our Senior Vice President and Chief Financial Officer. Pursuant to this arrangement, we paid Vestar $75,000 in respect of these services for the period from January 1998 through May 1998. He is currently President and Chief Executive Officer of the company.

    One of the Company's directors is a Vice President, member of the Board of Directors and head of the Retail and Consumer and Financial Services practices of Mercer Management Consulting ("Mercer"). In 1998, the Company engaged Mercer to provide consulting services to CMS, for which the Company paid Mercer approximately $189,000. In 1998, the Company also engaged Mercer to provide consulting services to the Company, for which the Company paid Mercer approximately $272,000.

    In June 1998, the Company made an interest-free loan in the amount of $77,000 to one of the executive officers, in connection with his relocation to the headquarters in Bridgewater, New Jersey. The loan was repaid in full in August 1998.

    In 1999 the Company entered into a consulting agreement with Mr. Buonanno, one of the directors. In consideration for his advice on matters relating to the steel drum reconditioning business, the Company will pay Mr. Buonanno four payments of $250,000 each prior to December 31, 2001. Two such payments were made in 1999.

    New York Life Insurance Company, one of the Company's 5% stockholders, and New York Life Insurance and Annuity Corporation, an affiliate of New York Life Insurance Company, were lenders under the Company's senior credit agreement, with an aggregate term loan commitment of $20.0 million which bore interest at 9.48% per annum. The term loan remains outstanding under the Company's new senior credit facility bearing the same interest rate and will mature in two equal installments in June 2006 and June 2007. In connection with the execution of the new senior credit facility, the Company paid fees of approximately $100,000 to these lenders.

12. LONG-TERM INCENTIVE PLAN

    During 1998, the Company established a new performance unit incentive plan for certain key employees to cover the three-year period ended December 31, 2000. Under the new plan 27,925 units were awarded to the participants of the plan in 1998. The value of each unit is dependent upon the Company's achievement of certain EBITDA levels, as defined, for the three-year period ended
December 31, 2000. The Company recognizes expense in relation to this plan based on the estimate of the final payout of the plan. Accordingly, the Company recognized expense of $233,000 in 1999 and 1998.

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

12. LONG-TERM INCENTIVE PLAN (CONTINUED)
    Under an earlier performance unit incentive plan for certain key employees, the Company recognized expense of $467,000 in 1997. The final amount to be paid under this plan is $210,000, plus interest, which will be paid in 2000.

13. REDEEMABLE PREFERRED STOCK AND COMMON STOCK

    REDEEMABLE PREFERRED STOCK--In conjunction with the Capital Restructuring all redeemable preferred stock was repurchased and cancelled in July 1997 (Note 1).

    COMMON STOCK--The par value of the Company's common stock is $0.01. There were 3,000,000 shares of common stock authorized at December 31, 1999 and 1998. In 1989, common stock was issued to two of the Company's management in exchange for notes receivable totaling $64,000. One of the notes was paid in full in January 1999. Simple interest accrues at 9% per annum on the remaining note and the principal plus interest becomes due and payable in full in June 2004. Total principal and interest due on the notes was $26,000 and $119,000 at December 31, 1999 and 1998 respectively.

    The shares of the Company's common stock issued to directors and management investors are subject to various restrictions on transferability and the Company has the right to repurchase such shares under certain circumstances.

    During 1997, the Company repurchased substantially all outstanding warrants, originally issued in 1989, in conjunction with the Capital Restructuring
(Note 1).

    The Company maintains a stock option plan which provides for the granting of stock options to certain officers and key employees. Information relating to the option plan is as follows:

                                                                1999       1998       1997
                                                              --------   --------   --------
Options outstanding at January 1............................  253,276    174,679     92,988
Options forfeited...........................................  (68,988)   (46,953)    (1,000)
Options granted.............................................       --    125,550     82,691
                                                              -------    -------    -------
Options outstanding at December 31..........................  184,288    253,276    174,679
                                                              -------    -------    -------
Options exercisable at December 31..........................   99,979     75,430     65,669
                                                              -------    -------    -------
Weighted average exercise price of options outstanding......  $ 37.80    $ 34.44    $ 19.58
Weighted average exercise price of options forfeited........  $ 35.71    $ 28.63    $  8.00
Weighted average exercise price of options granted..........  $    --    $ 50.40    $ 42.87
Weighted average remaining contractual life.................  8 years    9 years    8 years
Weighted average exercise price of options exercisable......  $ 28.56    $ 17.12    $  8.59

    No options expired or were exercised during any of the years presented. A grant of 6,000 options with an exercise price of $8.00 per share issued in 1989 was extended to 2005.

    Common stock acquired in accordance with the stock option agreement is not transferable except as provided in the Stockholders' Transfer Rights Agreement or pursuant to an effective registration statement filed under the provisions of the Securities Act of 1933.

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

13. REDEEMABLE PREFERRED STOCK AND COMMON STOCK (CONTINUED)
    The 84,309 nonvested options at December 31, 1999 will become vested over the following periods: 52,440 vest evenly over four years commencing in February 2000; 12,000 vest evenly over four years commencing in May 2000; 15,869 vest in July 2000; and 4,000 vest evenly over four years commencing in August 2000. All options must be exercised, or will expire, within 10 years of the date of the grant. In addition, in the event of a change in control, all options vest.

    The Company accounts for the stock option plan in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, under which no compensation cost has been recognized for stock option awards. However, under Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"), the Company must disclose the pro forma net income as if the Company had adopted the accounting requirements of SFAS 123. Based on the Minimum Value Method of SFAS 123, the Company's pro forma net (loss) for 1999, 1998 and 1997 would have been $(8,353,000), $(4,588,000), and $(1,263,000), respectively.

    The fair value of each stock option grant is estimated on the date of grant using the Minimum Value Method with the following weighted average assumptions used for grants:

                                                          1999        1998        1997
                                                        --------    --------    --------
Risk-free interest rate...............................    5.00%       6.00%       6.75%
Expected dividend yield...............................       0           0           0
Expected life in years................................       5           5           5
Expected volatility...................................       0           0           0

14. COMMITMENTS AND CONTINGENCIES

    The Company has entered into employment agreements with certain employees, through its acquisitions, whereby the Company is committed to provide employment and reimbursement for specified expenses providing the employees comply with the provisions of said agreements. Future minimum payments under these agreements as of December 31, 1999 are as follows:

                                                              (IN THOUSANDS)
                                                              --------------
2000........................................................      $1,285
2001........................................................         515
2002........................................................         330
2003........................................................         330
                                                                  ------
Total.......................................................      $2,460
                                                                  ======

    The above future payments were recorded in conjunction with purchase accounting; $1,285,000 is included in accounts payable and accrued expenses at both December 31, 1999 and 1998, and $1,175,000 and $2,460,000 is included in other noncurrent liabilities at December 31, 1999 and 1998, respectively.

    In January 1999, the U.S. Environmental Protection Agency (the "EPA") confirmed the presence of contaminants, including dioxin, in and along the Woonasquatucket River in Rhode Island. Prior to 1970, NEC operated a facility in North Providence, Rhode Island along the Woonasquatucket River at

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

14. COMMITMENTS AND CONTINGENCIES (CONTINUED) a site where contaminants have been found. New England Container and the current owners of the property have been formally identified by the EPA as potentially responsible parties, with the site added to the National Priority Superfund Site list in February 2000. Although New England Container no longer operates the facility, and did not operate the facility at the time the Company acquired the outstanding capital stock of NEC in July 1999, NEC could incur liability under Federal and state environmental laws and/or as a result of civil litigation. The Company believes that any resulting liability is subject to a contractual indemnity from Vincent J. Buonanno, one of its directors and the former owner of NEC. This indemnity is subject to a $2.0 million limit. The Company is currently unable to estimate the likelihood or extent of any liability; however, this matter may result in liability to NEC that could have a material adverse effect on the Company's financial condition and results of operations.

    The Company is also party to various claims, legal actions, complaints and union negotiations arising in the ordinary course of business. In management's opinion, the ultimate resolution of these matters will not have a material adverse effect on its financial condition or results of operations.

15. EXTRAORDINARY ITEMS

    The Company used a portion of the proceeds from the debt refinancings to repay its pre-existing debt. As a result of this early extinguishment of debt, the Company incurred extraordinary charges in both July and November 1997, totaling approximately $5.1 million, net of tax benefits of $2.7 million, consisting of the write-off of unamortized deferred financing costs and premium payments on the repurchase of senior subordinated notes. The Company also incurred extraordinary charges in February 1999 totaling approximately $763,000, net of tax benefits, consisting of the write-off of unamortized deferred financing costs.

16. ACQUISITIONS

    In July 1997, the Company acquired CMS, which pioneered the businesses of plastic container leasing on a per use or round-trip basis and plastic container fleet management in the United States and Canada utilizing inventory tracking technology. The purchase price of the stock acquisition was $32.5 million, plus transaction-related expenses. The former owner was granted options to purchase 48,088 shares of Holdings common stock at $45 per share vesting over three years.

    In October 1997, the Company acquired Hunter, a leading manufacturer and marketer of plastic and steel drums in Canada. The purchase price of the stock acquisition was $23.7 million, plus transaction related expenses and 27,778 shares of nonvoting exchangeable stock, exchangeable into 27,778 shares of Holdings common stock valued at $45 per share. The non-voting exchangeable stock is exchangeable upon the occurrence of specific events, but in any event no later than October 2004. Such shares have been treated as outstanding shares of Holdings in the accompanying financial statements.

    In November 1997, the Company acquired certain assets of SPP, formerly a division of Jefferson Smurfit Corporation, a leading manufacturer and marketer of plastic drums in the United States. The assets were acquired for $70.0 million, plus transaction-related expenses.

    In July 1998, the Company acquired NEC. NEC has a large share of the steel drum reconditioning market in the Northeast and provides the Company entry into the steel drum reconditioning market.

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

16. ACQUISITIONS (CONTINUED)
The purchase price of the stock acquisition was $14.0 million, plus transaction-related expenses and 24,243 shares of common stock valued at $45 per share.

    All of these transactions (collectively, the "Acquisitions"), have been accounted for as purchases, and, accordingly, the purchase prices were allocated to the net tangible and intangible assets acquired based on estimated fair values at the respective dates of acquisition. The excess purchase price over the net assets and liabilities acquired was allocated to goodwill which is being amortized on a straight-line basis over its estimated useful life of 40 years. The results of operations of the Acquisitions have been included in the consolidated financial statements since the respective dates of acquisition.

    The following represents the cash flow details of the Acquisitions:

                                                             1998       1997
                                                           --------   --------
                                                             (IN THOUSANDS)
Fair value of assets acquired............................  $18,329    $160,234
Less liabilities assumed.................................    3,264      27,874
Less common stock issued.................................    1,091       1,250
                                                           -------    --------
Cash paid for acquisitions...............................   13,974     131,110
Less cash acquired.......................................      100         861
                                                           -------    --------
  Total..................................................  $13,874    $130,249
                                                           =======    ========

17. FINANCIAL INSTRUMENTS AND RELATED DISCLOSURES

    FAIR VALUE OF FINANCIAL INSTRUMENTS--The Company does not enter into financial instruments for trading purposes. For cash and cash equivalents, accounts receivable and payable and accrued expenses, the carrying amount approximates fair value due to their short maturities. The fair values of long-term debt are estimated based on the borrowing rates currently available for borrowings with similar terms and maturities. At December 31, 1999 and 1998, the carrying amount approximates fair value based on current borrowing rates. The fair value of the interest rate collar was not material at either
December 31, 1999 or 1998. There were no foreign exchange contracts in place at December 31, 1999. Foreign exchange contracts were recorded at a fair value of $342,000 at December 31, 1998. Included in other (income) expense-net for the years ended December 31, 1999 and 1998, was a gain of $101,700 and a loss of $629,000, respectively, on these foreign exchange contracts.

18. NON-RECURRING CHARGES

    In conjunction with the integration of acquired entities and expansion of the Company's operations, a plan was developed to streamline the Company's operations and sales forces and to consolidate and relocate the Company's corporate headquarters in order to improve operating efficiencies and reduce costs. As part of this plan, the Company recorded non-recurring charges of approximately $3.5 million during the year ended December 31, 1998. These charges primarily include costs related to the closure of a container manufacturing facility, severance and other personnel related costs, such as the relocation of our corporate headquarters and other miscellaneous costs. Non-recurring charges for the year ended December 31, 1998 also include
$2.7 million of costs associated with proposed acquisitions that were not consummated. In 1999, we developed a plan to

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

18. NON-RECURRING CHARGES (CONTINUED)
further streamline operations as a result of our change in management. We recorded approximately $1.9 million of non-recurring charges in 1999 that related to severance and other personnel related costs. The liabilities accrued for the restructuring, integration and other costs are as follows:

                                               SEVERANCE     PLANT AND
                                               AND OTHER    HEADQUARTERS
                                               PERSONNEL-     CLOSURE/                 COSTS FOR
                                                RELATED      RELOCATION                 PROPOSED
                                                 COSTS         COSTS        OTHER     ACQUISITIONS    TOTAL
                                               ----------   ------------   --------   ------------   --------
                                                                       (IN THOUSANDS)
1998 NON-RECURRING

Initial liability assumed....................    $2,166        $1,239        $62         $2,700       $6,167
Cash expenditures, 1998......................       681           876         31            400        1,988
                                                 ------        ------        ---         ------       ------
Balance, December 31, 1998...................     1,485           363         31          2,300        4,179
                                                 ------        ------        ---         ------       ------
Cash expenditures, 1999......................     1,176            --         --          2,300        3,476
                                                 ------        ------        ---         ------       ------
Balance, December 31, 1999...................    $  309        $  363        $31         $   --       $  703
                                                 ======        ======        ===         ======       ======

                                                       SEVERANCE
                                                       AND OTHER
                                                       PERSONNEL-
                                                        RELATED
                                                         COSTS
                                                       ----------
                                                     (IN THOUSANDS)
1999 NON-RECURRING

Initial liability assumed....................            $1,900
Cash expenditures, 1999......................               899
                                                         ------
Balance, December 31, 1999...................            $1,001
                                                         ======

    The severance and other personnel-related costs related to the 1998 charges are comprised of $1,392,000 of severance costs arising from the elimination of 10 positions at the corporate headquarters and 36 positions at a containers manufacturing facility. Other personnel costs consist of $645,000 of employee relocation expenses and $129,000 of employee placement fees relating to the relocation of corporate headquarters and the closure of a containers manufacturing facility.

    The containers manufacturing facility closure and corporate headquarters relocation costs in 1998 consist of $1,089,000 of lease termination charges and $150,000 of impairment charges to write off the net book value of leasehold improvements abandoned in conjunction with the relocation of corporate headquarters and the closure of the containers manufacturing facility.

    In addition, professional fees of $2.7 million were incurred during 1998 associated with proposed acquisitions that were not consummated.

    The severance costs related to the 1999 charges of $1.9 million relate to the elimination of six corporate positions.

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

19. SEGMENT REPORTING

    The Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, during 1999. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise for which separate, discrete financial information is available that is evaluated regularly by the chief operating decision maker, to make decisions about resources to be allocated and to assess its performance.

    The Company has two reportable operating segments. Containers manufactures and sells new plastic and steel rigid industrial containers. Services leases plastic rigid industrial containers, provides plastic container fleet management services, reconditions and sells steel drums and retrieves and recycles empty industrial containers.

    Information as to the operations of the Company's business segments is set forth below based on the nature of the products and services offered. The Company evaluates performance based on several factors, of which the primary financial measure is business segment profit or loss from operations before amortization of intangible assets, depreciation, interest, income taxes and extraordinary items. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 2). Intersegment sales are recorded at cost plus applicable margin and are eliminated upon consolidation.

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

19. SEGMENT REPORTING (CONTINUED)

                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Sales:
  Containers................................................  $229,886   $232,274   $164,407
  Services..................................................    62,217     46,650     15,206
                                                              --------   --------   --------
                                                               292,103    278,924    179,613
Intersegment sales:
  Containers................................................     4,985      2,300      3,300
  Services..................................................        --         --         --
                                                              --------   --------   --------
                                                                 4,985      2,300      3,300
Net sales:
  Containers................................................   224,901    229,974    161,107
  Services..................................................    62,217     46,650     15,206
                                                              --------   --------   --------
Consolidated net sales......................................  $287,118   $276,624   $176,313
                                                              ========   ========   ========
Earnings before amortization, depreciation, interest, income taxes and extraordinary items:
  Containers................................................  $ 28,506   $ 23,453   $ 20,654
  Services..................................................    12,976     14,341      5,105
                                                              --------   --------   --------
                                                                41,482     37,794     25,759
Interest expense............................................    21,079     16,025      8,754
Depreciation and amortization expense.......................    30,071     26,606     10,088
                                                              --------   --------   --------
Consolidated income (loss) before income taxes and
  extraordinary items.......................................  $ (9,668)  $ (4,837)  $  6,917
                                                              ========   ========   ========
Depreciation and amortization expense:
  Containers................................................  $ 11,944   $ 11,617   $  6,728
  Services..................................................    18,127     14,989      3,360
                                                              --------   --------   --------
Consolidated depreciation and amortization expense..........  $ 30,071   $ 26,606   $ 10,088
                                                              ========   ========   ========
Segment assets:
  Containers................................................  $195,942   $188,376   $200,305
  Services..................................................    68,586     64,902     43,727
  Other.....................................................     3,475      4,976      1,498
                                                              --------   --------   --------
Consolidated segment assets.................................  $268,003   $258,254   $245,530
                                                              ========   ========   ========
Capital expenditures:
  Containers................................................  $  7,795   $ 10,484   $  5,655
  Services..................................................    20,761     18,195      4,294
                                                              --------   --------   --------
Consolidated capital expenditures...........................  $ 28,556   $ 28,679   $  9,949
                                                              ========   ========   ========

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

19. SEGMENT REPORTING (CONTINUED)
    Net sales by geographic area, as determined by the location of customer, are as follows:

                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Net sales by geographic area:
  United States.............................................  $273,445   $259,732   $172,310
  Canada....................................................    12,795     15,490      4,003
  Other countries...........................................       878      1,402         --
                                                              --------   --------   --------
Total.......................................................  $287,118   $276,624   $176,313
                                                              ========   ========   ========

    Long-lived assets by geographic area, consisting of property, plant and equipment--net and goodwill and other intangibles--net, as determined by location of the asset, is as follows:

                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Long-lived assets--net by geographic area:
  United States.............................................  $176,382   $177,345   $162,044
  Canada....................................................    24,488     23,493     26,652
                                                              --------   --------   --------
Total.......................................................  $200,870   $200,838   $188,696
                                                              ========   ========   ========

    The Company does not have a single customer which represents 10 percent or more of consolidated revenues.

20. GUARANTOR SUBSIDIARIES

    The Company's payment obligations under the Notes are fully, unconditionally, jointly and severally guaranteed by its current domestic subsidiaries, principally: RSC, CMS, and NEC (collectively, the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is a direct or indirect wholly-owned subsidiary of the Company. The Company's payment obligations under the Notes will not be guaranteed by the remaining subsidiary, Hunter (the "Non-Guarantor Subsidiary"). The obligations of each Guarantor Subsidiary under their guarantee of the Notes are subordinated to each subsidiary's obligations under their guarantee of the Senior Credit Facility.

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

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                 (IN THOUSANDS)

                                       PARENT     GUARANTOR     NON-GUARANTOR
                                      COMPANY    SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                      --------   ------------   -------------   ------------   ------------
NET SALES...........................  $    --      $250,658        $37,372         $ (912)       $287,118
COST OF SALES.......................       --       196,129         27,339           (912)        222,556
                                      -------      --------        -------         ------        --------
GROSS PROFIT........................       --        54,529         10,033             --          64,562
TOTAL EXPENSES......................       --        47,367          5,903             --          53,270
                                      -------      --------        -------         ------        --------
INCOME FROM OPERATIONS..............       --         7,162          4,130             --          11,292
EQUITY LOSS.........................   (6,134)           --             --          6,134              --
INTEREST EXPENSE....................    2,136        17,634          1,309             --          21,079
OTHER (INCOME) EXPENSE--net.........       --          (768)           649             --            (119)
                                      -------      --------        -------         ------        --------
INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM............   (8,270)       (9,704)         2,172          6,134          (9,668)
PROVISION (BENEFIT) FOR INCOME
  TAXES.............................     (825)       (2,482)         1,084             --          (2,223)
                                      -------      --------        -------         ------        --------
INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM..............................   (7,445)       (7,222)         1,088          6,134          (7,445)
EXTRAORDINARY ITEM,
  net of tax........................      763            --             --             --             763
                                      -------      --------        -------         ------        --------
NET INCOME (LOSS)...................  $(8,208)     $ (7,222)       $ 1,088         $6,134        $ (8,208)
                                      =======      ========        =======         ======        ========

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                 (IN THOUSANDS)

                                       PARENT     GUARANTOR     NON-GUARANTOR
                                      COMPANY    SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                      --------   ------------   -------------   ------------   ------------
NET SALES...........................  $    --      $240,874        $35,750         $   --        $276,624

COST OF SALES.......................       --       187,550         25,657             --         213,207
                                      -------      --------        -------         ------        --------

GROSS PROFIT........................       --        53,324         10,093             --          63,417

TOTAL EXPENSES......................       --        46,252          5,427             --          51,679
                                      -------      --------        -------         ------        --------

INCOME FROM OPERATIONS..............       --         7,072          4,666             --          11,738

EQUITY LOSS.........................   (2,876)           --             --          2,876              --

INTEREST EXPENSE....................    2,185        12,505          1,335             --          16,025

OTHER (INCOME) EXPENSE--net.........       --           (79)           629             --             550
                                      -------      --------        -------         ------        --------
INCOME (LOSS) BEFORE INCOME TAXES...   (5,061)       (5,354)         2,702          2,876          (4,837)
PROVISION (BENEFIT) FOR INCOME
  TAXES.............................     (729)       (1,034)         1,258             --            (505)
                                      -------      --------        -------         ------        --------
NET INCOME (LOSS)...................  $(4,332)     $ (4,320)       $ 1,444         $2,876        $ (4,332)
                                      =======      ========        =======         ======        ========

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                 (IN THOUSANDS)

                                       PARENT     GUARANTOR     NON-GUARANTOR
                                      COMPANY    SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                      --------   ------------   -------------   ------------   ------------
NET SALES...........................  $    --      $170,673         $5,640        $    --        $176,313

COST OF SALES.......................       --       129,267          4,336             --         133,603
                                      -------      --------         ------        -------        --------

GROSS PROFIT........................       --        41,406          1,304             --          42,710

TOTAL EXPENSES......................       --        25,924            918             --          26,842
                                      -------      --------         ------        -------        --------

INCOME FROM OPERATIONS..............       --        15,482            386             --          15,868

EQUITY INCOME.......................    1,648            --             --         (1,648)             --

INTEREST EXPENSE....................      898         7,625            231             --           8,754

OTHER (INCOME) EXPENSE--net.........       --          (104)           301             --             197
                                      -------      --------         ------        -------        --------

INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEMS...........      750         7,961           (146)        (1,648)          6,917

PROVISION (BENEFIT) FOR INCOME
  TAXES.............................     (305)        3,107            123             --           2,925
                                      -------      --------         ------        -------        --------

INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEMS.............................    1,055         4,854           (269)        (1,648)          3,992

EXTRAORDINARY ITEMS, net of tax.....    2,163         2,937             --             --           5,100
                                      -------      --------         ------        -------        --------

NET INCOME (LOSS)...................  $(1,108)     $  1,917         $ (269)       $(1,648)       $ (1,108)
                                      =======      ========         ======        =======        ========

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                               DECEMBER 31, 1999

                                 (IN THOUSANDS)

                                       PARENT     GUARANTOR     NON-GUARANTOR
                                      COMPANY    SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                      --------   ------------   -------------   ------------   ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........  $    --      $    704        $    --        $     --       $    704
  Accounts receivable--net..........       --        25,594          4,541              --         30,135
  Inventories.......................       --        20,497          4,098              --         24,595
  Prepaid and other current
    assets--net.....................       --           884            292           3,475          4,651
                                      -------      --------        -------        --------       --------
    Total current assets............       --        47,679          8,931           3,475         60,085
                                      -------      --------        -------        --------       --------
PROPERTY, PLANT AND
  EQUIPMENT--net....................       --        88,301          6,272              --         94,573
                                      -------      --------        -------        --------       --------
OTHER ASSETS:
  Goodwill and other
    intangibles--net................       --        88,328         17,969              --        106,297
  Deferred financing costs--net.....       --         6,892             --              --          6,892
  Other noncurrent assets...........       --           156             --              --            156
  Intercompany advances.............   18,655        27,150            131         (45,936)            --
  Investment in subsidiaries........   31,544            --             --         (31,544)            --
                                      -------      --------        -------        --------       --------
TOTAL ASSETS........................  $50,199      $258,506        $33,303        $(74,005)      $268,003
                                      =======      ========        =======        ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued
    expenses........................  $(3,395)     $ 34,429        $ 6,277        $  8,296       $ 45,607
                                      -------      --------        -------        --------       --------
  Current maturities of long-term
    debt............................       --            --             --              --             --
                                      -------      --------        -------        --------       --------
  Total current liabilities.........   (3,395)       34,429          6,277           8,296         45,607
                                      -------      --------        -------        --------       --------
LONG-TERM DEBT......................   19,997       164,110          8,662              --        192,769
DEFERRED TAXES--net.................     (749)        4,678          1,123          (4,571)           481
OTHER NON CURRENT LIABILITIES.......       --         2,030          1,020            (542)         2,508
                                      -------      --------        -------        --------       --------
    Total liabilities...............   15,853       205,247         17,082           3,183        241,365
INTERCOMPANY ADVANCES...............       --        38,655          7,281         (45,936)            --
TOTAL STOCKHOLDERS' EQUITY..........   34,346        14,604          8,940         (31,252)        26,638
                                      -------      --------        -------        --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY............................  $50,199      $258,506        $33,303        $(74,005)      $268,003
                                      =======      ========        =======        ========       ========

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                               DECEMBER 31, 1998

                                 (IN THOUSANDS)

                                       PARENT     GUARANTOR     NON-GUARANTOR
                                      COMPANY    SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                      --------   ------------   -------------   ------------   ------------
ASSETS
CURRENT ASSETS:
  Cash..............................  $    --      $  1,246        $   384       $      --       $  1,630
  Accounts receivable--net..........       --        26,263          3,226             (81)        29,408
  Inventories.......................       --        16,354          2,407              --         18,761
  Prepaid and other current
    assets--net.....................       --         2,412            398           3,384          6,194
                                      -------      --------        -------       ---------       --------
  Total current assets..............       --        46,275          6,415           3,303         55,993
                                      -------      --------        -------       ---------       --------
PROPERTY, PLANT AND
  EQUIPMENT--net....................       --        86,720          5,923              --         92,643
                                      -------      --------        -------       ---------       --------
OTHER ASSETS:
  Goodwill and other
    intangibles--net................       --        91,869         17,570          (1,244)       108,195
  Deferred financing costs--net.....    1,294            --             --              --          1,294
  Other noncurrent assets...........       --           129             --              --            129
  Intercompany advances.............   21,434        76,033            390         (97,857)            --
  Investment in subsidiaries........   37,788            --             --         (37,788)            --
                                      -------      --------        -------       ---------       --------
TOTAL ASSETS........................  $60,516      $301,026        $30,298       $(133,586)      $258,254
                                      =======      ========        =======       =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued
    expenses........................  $(2,149)     $ 37,767        $ 4,336       $   3,125       $ 43,079
  Current maturities of long-term
    debt............................       --            10             --              --             10
                                      -------      --------        -------       ---------       --------
  Total current liabilities.........   (2,149)       37,777          4,336           3,125         43,089
                                      -------      --------        -------       ---------       --------
LONG-TERM DEBT......................   19,997       142,413          9,182              --        171,592
                                      -------      --------        -------       ---------       --------
DEFERRED TAXES--net.................       --         2,331          2,331              --          4,662
OTHER NONCURRENT LIABILITIES........       --         4,714          1,410            (750)         5,374
                                      -------      --------        -------       ---------       --------
  Total liabilities.................   17,848       187,235         17,259           2,375        224,717
                                      -------      --------        -------       ---------       --------
INTERCOMPANY ADVANCES...............       --        90,252          6,790         (97,042)            --
TOTAL STOCKHOLDERS' EQUITY..........   42,668        23,539          6,249         (38,919)        33,537
                                      -------      --------        -------       ---------       --------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY............................  $60,516      $301,026        $30,298       $(133,586)      $258,254
                                      =======      ========        =======       =========       ========

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                               DECEMBER 31, 1997

                                 (IN THOUSANDS)

                                       PARENT     GUARANTOR     NON-GUARANTOR
                                      COMPANY    SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                      --------   ------------   -------------   ------------   ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........  $    --      $    829        $   222       $      --       $  1,051
  Accounts receivable--net..........       --        25,739          4,029            (127)        29,641
  Inventories.......................       --        17,022          1,982              --         19,004
  Prepaid and other current
    assets--net.....................    1,082         2,633            229           1,557          5,501
                                      -------      --------        -------       ---------       --------
  Total current assets..............    1,082        46,223          6,462           1,430         55,197
                                      -------      --------        -------       ---------       --------
PROPERTY, PLANT AND
  EQUIPMENT--net....................       --        78,481          6,481              --         84,962
                                      -------      --------        -------       ---------       --------

OTHER ASSETS:
  Goodwill and other
    intangibles--net................       --        83,563         20,171              --        103,734
  Deferred financing costs--net.....    1,498            --             --              --          1,498
  Other noncurrent assets...........       --           139             --              --            139
  Intercompany advances.............   21,418        73,560             --         (94,978)            --
  Investment in subsidiaries........   42,453            --             --         (42,453)            --
                                      -------      --------        -------       ---------       --------
TOTAL ASSETS........................  $66,451      $281,966        $33,114       $(136,001)      $245,530
                                      =======      ========        =======       =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued
    expenses........................  $(1,643)     $ 28,510        $ 5,941       $   1,430       $ 34,238
  Current maturities of long-term
    debt............................       --           745             --              --            745
                                      -------      --------        -------       ---------       --------
  Total current liabilities.........   (1,643)       29,255          5,941           1,430         34,983
                                      -------      --------        -------       ---------       --------
LONG-TERM DEBT......................   19,997       130,620         10,000              --        160,617
DEFERRED TAXES--net.................    1,306         3,971            542              --          5,819
OTHER NON CURRENT LIABILITIES.......       --         3,011          2,309              --          5,320
                                      -------      --------        -------       ---------       --------
  Total liabilities.................   19,660       166,857         18,792           1,430        206,739
INTERCOMPANY ADVANCES...............       --        87,284          7,694         (94,978)            --
TOTAL STOCKHOLDERS' EQUITY..........   46,791        27,825          6,628         (42,453)        38,791
                                      -------      --------        -------       ---------       --------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY............................  $66,451      $281,966        $33,114       $(136,001)      $245,530
                                      =======      ========        =======       =========       ========

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                 (IN THOUSANDS)

                                             PARENT     GUARANTOR     NON-GUARANTOR
                                            COMPANY    SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                            --------   ------------   -------------   ------------   ------------
CASH FLOWS PROVIDED BY OPERATING
  ACTIVITIES:
Net (loss) income.........................  $(8,208)     $(7,222)         $1,088         $6,134         $(8,208)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
Equity loss...............................    6,134           --              --         (6,134)             --
Depreciation and amortization.............      807       28,738           1,333             --          30,878
Extraordinary item........................    1,271           --              --             --           1,271
Changes in operating assets and
  liabilities.............................       (4)      (8,973)           (723)            --          (9,700)
                                            -------      -------          ------         ------         -------
Net cash provided by (used in) operating
  activities..............................       --       12,543           1,698             --          14,241
                                            -------      -------          ------         ------         -------
CASH FLOWS USED IN INVESTING ACTIVITIES...       --      (27,727)           (829)            --         (28,556)
                                            -------      -------          ------         ------         -------
CASH FLOWS PROVIDED BY (USED IN) FINANCING
  ACTIVITIES..............................       --       14,961          (1,588)            --          13,373
                                            -------      -------          ------         ------         -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS....................       --           --              16             --              16
                                            -------      -------          ------         ------         -------
NET CHANGE IN CASH AND CASH EQUIVALENTS...       --         (223)           (703)            --            (926)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD..................................       --        1,245             385             --           1,630
                                            -------      -------          ------         ------         -------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD..................................  $    --      $ 1,022          $ (318)        $   --         $   704
                                            =======      =======          ======         ======         =======

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                 (IN THOUSANDS)

                                             PARENT     GUARANTOR     NON-GUARANTOR
                                            COMPANY    SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                            --------   ------------   -------------   ------------   ------------
CASH FLOWS PROVIDED BY OPERATING
  ACTIVITIES:
Net (loss) income.........................  $(4,332)     $ (4,320)       $ 1,444        $ 2,876        $ (4,332)
Adjustments to reconcile net (loss) income
  to net cash provided by (used in)
  operating activities:
  Equity loss.............................    2,876            --             --         (2,876)             --
  Depreciation and amortization...........      276        25,301          1,305             --          26,882
  Changes in operating assets and
    liabilities...........................    1,252         9,058         (2,063)            --           8,247
                                            -------      --------        -------        -------        --------
    Net cash provided by operating
      activities..........................       72        30,039            686             --          30,797
                                            -------      --------        -------        -------        --------
CASH FLOWS USED IN INVESTING ACTIVITIES...       --       (40,690)          (543)            --         (41,233)
                                            -------      --------        -------        -------        --------
CASH FLOWS PROVIDED BY (USED IN) FINANCING
  ACTIVITIES..............................      (72)       11,067             (6)            --          10,989
                                            -------      --------        -------        -------        --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS....................       --            --             26             --              26
                                            -------      --------        -------        -------        --------
NET CHANGE IN CASH AND CASH EQUIVALENTS...       --           416            163             --             579
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD..................................       --           829            222             --           1,051
                                            -------      --------        -------        -------        --------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD..................................  $    --      $  1,245        $   385        $    --        $  1,630
                                            =======      ========        =======        =======        ========

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                 (IN THOUSANDS)

                                             PARENT     GUARANTOR     NON-GUARANTOR
                                            COMPANY    SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                            --------   ------------   -------------   ------------   ------------
CASH FLOWS PROVIDED BY OPERATING
  ACTIVITIES:
  Net (loss) income.......................  $(1,108)     $  1,917        $  (269)       $(1,648)       $ (1,108)
Adjustments to reconcile net (loss) income
  to net cash provided by (used in)
  operating activities:
    Equity income.........................   (1,648)           --             --          1,648              --
    Depreciation and amortization.........      196        10,222            264             --          10,682
    Extraordinary items...................    3,277         4,478             --             --           7,755
    Other noncash items...................       --           200            193             --             393
    Changes in operating assets and
      liabilities.........................   (1,419)        1,465            (35)            --              11
                                            -------      --------        -------        -------        --------
      Net cash provided by operating
        activities........................     (702)       18,282            153             --          17,733
                                            -------      --------        -------        -------        --------
CASH FLOWS USED IN INVESTING ACTIVITIES...   (7,000)     (115,823)       (17,522)            --        (140,345)
                                            -------      --------        -------        -------        --------
CASH FLOWS PROVIDED BY FINANCING
  ACTIVITIES..............................    7,702        97,118         17,694             --         122,514
                                            -------      --------        -------        -------        --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS....................       --            --           (103)            --            (103)
                                            -------      --------        -------        -------        --------
NET CHANGE IN CASH AND CASH EQUIVALENTS...       --          (423)           222             --            (201)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD..................................       --         1,252             --             --           1,252
                                            -------      --------        -------        -------        --------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD..................................  $    --      $    829        $   222        $    --        $  1,051
                                            =======      ========        =======        =======        ========

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Russell-Stanley Holdings, Inc.
Bridgewater, New Jersey

    We have audited the accompanying consolidated balance sheets of Russell-Stanley Holdings, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income (loss), redeemable preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. Our audits also include the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/   DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 3, 2000

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                    COLUMN A                        COLUMN B          COLUMN C           COLUMN D     COLUMN E
                    --------                       ----------   ---------------------   ----------   ----------
                                                                      ADDITIONS
                                                                ---------------------
                                                   BALANCE AT   CHARGED TO                           BALANCE AT
                                                   BEGINNING    COSTS AND                               END
                   DESCRIPTION                     OF PERIOD     EXPENSES     OTHER     DEDUCTIONS   OF PERIOD
                   -----------                     ----------   ----------   --------   ----------   ----------
For the year ended December 31, 1999
Allowance for doubtful accounts..................    $   169      $   --       $291       $   --       $   460
                                                     =======      ======       ====       ======       =======
Accumulated amortization of goodwill and other
  intangibles....................................    $12,707      $2,975       $ 52       $   --       $15,734
                                                     =======      ======       ====       ======       =======

For the year ended December 31, 1998
Allowance for doubtful accounts..................    $   224      $   --       $(55)      $   --       $   169
                                                     =======      ======       ====       ======       =======
Accumulated amortization of goodwill and other
  intangibles....................................    $ 9,580      $3,127       $ --       $   --       $12,707
                                                     =======      ======       ====       ======       =======

For the year ended December 31, 1997
Allowance for doubtful accounts..................    $    55      $   --       $169       $   --       $   224
                                                     =======      ======       ====       ======       =======
Accumulated amortization of goodwill and other
  intangibles....................................    $ 7,967      $1,613       $ --       $   --       $ 9,580
                                                     =======      ======       ====       ======       =======

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2000.

                                                       RUSSELL-STANLEY HOLDINGS, INC.

                                                       By:             /s/ DANIEL W. MILLER
                                                            -----------------------------------------
                                                              Daniel W. Miller, President and Chief
                                                                        Executive Officer

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on the 30th day of March, 2000 by the following persons in the capacities indicated:

                      SIGNATURE                                            TITLE
                      ---------                                            -----
                /s/ DANIEL W. MILLER                   President and Chief Executive Officer,
     -------------------------------------------         Assistant Secretary, and Director (principal
                  Daniel W. Miller                       executive officer)

              /s/ RONALD M. LITCHKOWSKI                Vice President, Chief Financial Officer,
     -------------------------------------------         Treasurer, and Secretary (principal
                Ronald M. Litchkowski                    financial and accounting officer)

                 /s/ MARK E. DANIELS
     -------------------------------------------           Executive Vice President and Director
                   Mark E. Daniels

                /s/ MICHAEL W. HUNTER
     -------------------------------------------           Executive Vice President and Director
                  Michael W. Hunter

                /s/ ROBERT L. ROSNER
     -------------------------------------------             Chairman of the Board of Directors
                  Robert L. Rosner

                /s/ NORMAN W. ALPERT
     -------------------------------------------                          Director
                  Norman W. Alpert

               /s/ VINCENT J. BUONANNO
     -------------------------------------------                          Director
                 Vincent J. Buonanno

                      SIGNATURE                                            TITLE
                      ---------                                            -----
                 /s/ TODD N. KHOURY
     -------------------------------------------                          Director
                   Todd N. Khoury

                /s/ LEONARD LIEBERMAN
     -------------------------------------------                          Director
                  Leonard Lieberman

                   /s/ KEVIN MUNDT
     -------------------------------------------                          Director
                     Kevin Mundt

                 /s/ ARTHUR J. NAGLE
     -------------------------------------------                          Director
                   Arthur J. Nagle

               /s/ VINCENT J. NAIMOLI
     -------------------------------------------                          Director
                 Vincent J. Naimoli

               /s/ DANIEL S. O'CONNELL
     -------------------------------------------                          Director
                 Daniel S. O'Connell

                /s/ JOHN W. PRIESING
     -------------------------------------------                          Director
                  John W. Priesing