Form 10-Q
period 2000-03-31
RUSSELL-STANLEY HOLDINGS INC
filed 2000-05-15
CIK 1076647

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2000


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

                  There is no established market for our common stock. There were 2,200,764 shares of common stock outstanding as of March 31, 2000.

                               TABLE OF CONTENTS

                                                                            PAGE

PART I:  FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS                                     3

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        15

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE
         ABOUT MARKET RISK                                                    17

PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS                                                    17

ITEM 2:  CHANGES IN SECURITIES                                                17

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                                      18

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS                                                  18

ITEM 5:  OTHER INFORMATION                                                    18

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                     18

SIGNATURES                                                                    21

                       PART I.    FINANCIAL INFORMATION

                 ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                               (Unaudited)
                                                           2000          1999
                                                         --------      --------
NET SALES                                                $ 72,378      $ 70,938
COST OF SALES                                              57,934        52,953
                                                         --------      --------
   Gross Profit                                            14,444        17,985

OPERATING EXPENSES

   Selling                                                  5,652         5,747
   General and administrative                               6,493         5,945
   Amortization of intangibles                                741           876
                                                         --------      --------
   Total expenses                                          12,886        12,568

INCOME FROM OPERATIONS                                      1,558         5,417

INTEREST EXPENSE                                            5,605         4,596

OTHER EXPENSE - net                                            59            62
                                                         --------      --------

INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                                  (4,106)          759

INCOME TAX (BENEFIT) PROVISION                             (1,233)          389
                                                         --------      --------

INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM                                      (2,873)          370

EXTRAORDINARY ITEM, net of tax                               --             763
                                                         --------      --------

NET LOSS                                                   (2,873)         (393)

OTHER COMPREHENSIVE INCOME                                     51           327
                                                         --------      --------

COMPREHENSIVE LOSS                                       $ (2,822)     $    (66)
                                                         ========      ========


                See notes to consolidated financial statements.

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         March 31,  December 31,
                                                           2000         1999
                                                         --------   ------------
                                                        (Unaudited)
ASSETS
CURRENT ASSETS
     Cash                                                $  1,044     $    704
     Accounts receivable - net                             31,034       30,135
     Inventories                                           25,134       24,595
     Prepaid taxes and income taxes receivable - net        1,760        2,395
     Prepaid expenses and other current assets              2,588        1,009
     Deferred tax benefit - net                             1,246        1,247
                                                         --------     --------
          Total current assets                             62,806       60,085
                                                         --------     --------

PROPERTY, PLANT AND EQUIPMENT - net                        92,407       94,573
                                                         --------     --------

OTHER ASSETS:
     Goodwill and other intangibles - net                 105,678      106,297
     Deferred financing costs - net                         6,620        6,892
     Other noncurrent assets                                  169          156
                                                         --------     --------
          Total other assets                              112,467      113,345
                                                         --------     --------

TOTAL ASSETS                                             $267,680     $268,003
                                                         ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses               $ 35,666     $ 45,607
                                                         --------     --------
          Total current liabilities                        35,666       45,607

LONG-TERM DEBT                                            204,841      192,769

DEFERRED TAXES - net                                          591          481

OTHER NON CURRENT LIABILITIES                               2,753        2,508
                                                         --------     --------

          Total liabilities                               243,851      241,365
                                                         --------     --------

STOCKHOLDERS' EQUITY                                       23,829       26,638
                                                         --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $267,680     $268,003
                                                         ========     ========


                See notes to consolidated financial statements.

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                    Three Months Ended
                                                                         March 31,
                                                                    2000          1999
                                                                  --------      ---------
                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     $ (2,873)     $    (393)
     Adjustments to reconcile net loss to
        net cash used in operating activities:
               Depreciation and amortization                         8,097          6,964
               Extraordinary item                                       --          1,271
Changes in operating assets and liabilities:
     Increase in accounts receivable                                  (899)        (6,235)
     Increase in inventories                                          (539)          (787)
     Increase in prepaid taxes and other
          current assets                                              (944)          (237)
     Decrease in accounts payable and
          accrued expenses                                          (9,941)        (8,985)
     Increase in deferred income taxes                                 111            562
     Increase (decrease) in other - net                                429           (120)
                                                                  --------      ---------
          Net cash used in operating activities                     (6,559)        (7,960)
                                                                  --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                           (4,933)        (7,367)
                                                                  --------      ---------
          Net cash used in investing activities                     (4,933)        (7,367)
                                                                  --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds (repayments) from long-term borrowings - net              --         44,099
     Proceeds (repayments) from revolving credit loans - net        12,044        (22,413)
     Cash paid for financing costs                                    (240)        (6,263)
     Other                                                              28             33
                                                                  --------      ---------
          Net cash provided by financing activities                 11,832         15,456
                                                                  --------      ---------

NET CHANGE IN CASH                                                     340            129
CASH, BEGINNING OF PERIOD                                              704          1,631
                                                                  --------      ---------
CASH, END OF PERIOD                                               $  1,044      $   1,760
                                                                  ========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid (received) during the period for:
     Interest                                                     $  9,490      $   5,308
                                                                  ========      =========
     Income taxes                                                 $ (1,976)     $   1,004
                                                                  ========      =========

     Non-Cash Financing Activity:
     Term Loans Exchanged for Senior Subordinated Notes           $     --      $ 150,000
                                                                  ========      =========



                See notes to consolidated financial statements.

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  - BASIS OF PRESENTATION

         The consolidated financial statements and related notes thereto as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 are unaudited.

         The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of March 31, 2000 and December 31, 1999, the consolidated statements of operations and comprehensive income and the statements of cash flows for the three month periods ended March 31, 2000 and 1999. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported on the financial statements and the accompanying notes. Actual amounts could differ from those estimates.

         These financial statements should be read in conjunction with the financial statements and notes thereto included in Russell-Stanley Holdings, Inc.'s (the "Company's") Annual Report on Form 10-K, File No. 333-76057.

NOTE 2  - INVENTORIES

Inventories consist of the following:

                                                 March 31,          December 31,
                                                   2000                 1999
                                                 ---------          ------------
                                                (Unaudited)
                                                        (In Thousands)
Raw materials                                     $14,338             $14,381
Work-in-process                                     2,407               2,406
Finished goods                                      8,389               7,808
                                                  -------             -------
     Total                                        $25,134             $24,595
                                                  =======             =======

NOTE 3 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                 March 31,          December 31,
                                                   2000                 1999
                                                 ---------          ------------
                                                (Unaudited)
                                                        (In Thousands)
Senior subordinated notes                         $148,997            $148,966
Revolving credit loans and term loan                55,844              43,803
                                                  --------            --------
Long-term debt                                    $204,841            $192,769
                                                  ========            ========

The Notes, revolving credit loans, and term loan have the following provisions (dollars in thousands):


                                                             Interest                      Interest
                                                              Rate at      Balance at       Rate at         Balance at
                      Domestic            Eurodollar         March 31,      March 31,    December 31,      December 31,
                    Interest Rate        Interest Rate         2000           2000           1999              1999
                 -------------------  -------------------   -----------    -----------   ------------      ------------
                                                            (Unaudited)    (Unaudited)
Revolving        Prime plus margin    LIBOR plus margin
credit loan      not less than 1.25%  not less than 2.75%   8.75-10.25%      $ 21,772       8.31-9.75%       $ 10,141

Revolving        Canadian prime
credit loan-     plus margin not
Foreign          less than 1.25%      --                          8.75          9,072            8.25           8,662

Term Loan C      Fixed rate           Fixed rate                  9.48         25,000            9.48          25,000

Senior
Subordinated
Notes            Fixed rate           --                         10.88        148,997           10.88         148,966
                                                                             --------                        --------
Total                                                                        $204,841                        $192,769
                                                                             ========                        ========


         MATURITIES OF LONG-TERM DEBT--As of March 31, 2000, maturities of long-term debt are as follows:

                                                           (In Thousands)

2004                                                          $ 30,844
2005 and thereafter                                            173,997
                                                              --------
     Total                                                    $204,841
                                                              ========


NOTE 4 - STOCKHOLDERS' EQUITY

                                                         March 31,  December 31,
                                                           2000        1999
                                                         ---------  ------------
                                                       (Unaudited)
                                                            (In Thousands)

Common Stock, $.01 par value,
at March 31, 2000 and December 31, 1999
3,000,000 shares were authorized; 2,201,000
shares were issued and outstanding at
March 31, 2000 and December 31, 1999                     $     23    $     23

Accumulated paid in capital                                70,179      70,179

Accumulated deficit                                       (40,351)    (37,478)

Accumulated other comprehensive loss                         (989)     (1,040)

Less:  Notes receivable for shares issued to management      --           (13)

     Treasury stock                                        (5,033)     (5,033)
                                                         --------    --------

TOTAL STOCKHOLDERS' EQUITY                               $ 23,829    $ 26,638
                                                         ========    ========

NOTE 5 - CONTINGENCY

         In January 1999, the U.S. Environmental Protection Agency (the "EPA") confirmed the presence of contaminants, including dioxin, in and along the Woonasquatucket River in Rhode Island. Prior to 1970, New England Container Co., Inc. ("NEC") operated a facility in North Providence, Rhode Island, along the Woonasquatucket River at a site where contaminants have been found. NEC and the current owners of the property have been formally identified by the EPA as potentially responsible parties, with the site added to the National Priority Superfund Site list in February 2000. Although NEC no longer operates the facility and did not operate the facility at the time the Company acquired the outstanding capital stock of NEC in July 1998, NEC could incur liability under federal and state environmental laws and/or as a result of civil litigation. The Company believes that any resulting liability is subject to a contractual indemnity from Vincent J. Buonanno, one of its directors and the former owner of NEC. This indemnity is subject to a $2.0 million limit. The Company is currently unable to estimate the likelihood or extent of any liability; however, this matter may result in liability to NEC that could have a material adverse effect on the Company's financial condition and results of operations.

NOTE 6 - GUARANTOR SUBSIDIARIES

         The Company's payment obligations under the Notes are fully, unconditionally, jointly and severally guaranteed by its current domestic subsidiaries, principally: Russell-Stanley Corp. ("RSC"), Container Management Services ("CMS") and NEC (collectively, the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is a direct or indirect wholly-owned subsidiary of the Company. The Company's payment obligations under the Notes are not guaranteed by the remaining subsidiary, Hunter (the "Non-Guarantor Subsidiary"). The obligations of each Guarantor Subsidiary under their guarantee of the Notes are subordinated to each subsidiary's obligations under their guarantee of the Senior Credit Facility.

         Presented on the next page is condensed combining financial information for the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiary. In the Company's opinion, separate financial statements and other disclosures concerning each of the Guarantor Subsidiaries would not provide additional information that is material to investors. Therefore, the Guarantor Subsidiaries are combined in the presentation on the next page.

         Investments in subsidiaries are accounted for by the Company using the equity method. Earnings of subsidiaries are, therefore, reflected in the Company's investments in and advances to/from subsidiaries accounts and earnings (losses). The elimination entries eliminate investments in subsidiaries, related stockholders' equity and other intercompany balances and transactions.

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                             Parent     Guarantor     Non-Guarantor
                            Company    Subsidiaries     Subsidiary    Eliminations    Consolidated
                            --------   ------------     ----------    ------------    ------------
NET SALES                   $  --        $ 63,561         $9,133        $  (316)        $ 72,378

COST OF SALES                  --          51,159          7,091           (316)          57,934
                            --------     --------         ------        -------         --------

GROSS PROFIT                   --          12,402          2,042           --             14,444

TOTAL EXPENSES                 --          11,464          1,422           --             12,886
                            --------     --------         ------        -------         --------

INCOME FROM OPERATIONS         --             938            620           --              1,558

EQUITY LOSS                  (2,506)         --             --            2,506             --

INTEREST EXPENSE                536         4,731            338           --              5,605

OTHER EXPENSE- net             --              59           --             --                 59
                            --------     --------         ------        -------         --------

INCOME (LOSS) BEFORE
       INCOME TAXES          (3,042)       (3,852)           282          2,506           (4,106)
PROVISION (BENEFIT) FOR
       INCOME TAXES            (169)       (1,212)           148           --             (1,233)
                            --------     --------         ------        -------         --------

NET INCOME (LOSS)           $(2,873)     $ (2,640)        $  134        $ 2,506         $ (2,873)
                            =======      ========         ======        =======         ========


                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                    Parent       Guarantor   Non-Guarantor
                                   Company      Subsidiaries  Subsidiary    Eliminations   Consolidated
                                   --------     ------------  ----------    ------------   ------------

NET SALES                            $--          $62,099       $ 8,839        $--          $ 70,938

COST OF SALES                         --           46,410         6,543         --            52,953
                                     -----        -------       -------        -----        --------

GROSS PROFIT                          --           15,689         2,296         --            17,985

TOTAL EXPENSES                        --           11,267         1,301         --            12,568
                                     -----        -------       -------        -----        --------

INCOME FROM OPERATIONS                --            4,422           995         --             5,417

EQUITY INCOME                          755           --            --           (755)           --

INTEREST EXPENSE                       490          3,790           316         --             4,596

OTHER (INCOME) EXPENSE - net          --              105           (43)        --                62
                                     -----        -------       -------        -----        --------

INCOME (LOSS) BEFORE INCOME
     TAXES                             265            527           722         (755)            759

PROVISION (BENEFIT) FOR INCOME
     TAXES                            (105)           165           329         --               389
                                     -----        -------       -------        -----        --------

INCOME (LOSS) BEFORE
     EXTRAORDINARY ITEM                370            362           393         (755)            370

EXTRAORDINARY ITEM                     763           --            --           --               763
                                     -----        -------       -------        -----        --------

NET INCOME (LOSS)                    $(393)       $   362       $   393        $(755)       $   (393)
                                     =====        =======       =======        =====        ========


                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2000
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                            Parent        Guarantor      Non-Guarantor  Eliminations/
                                            Company      Subsidiaries     Subsidiary     Adjustments    Consolidated
                                            -------      ------------    -------------  -------------   ------------
ASSETS
CURRENT ASSETS:
          Cash                             $   --          $   1,044        $  --         $   --          $  1,044
          Accounts receivable - net            --             27,145          3,889           --            31,034
          Inventories                          --             22,281          2,853           --            25,134
          Prepaid and other current
               assets - net                    --                255            327          5,012           5,594
                                           --------        ---------        -------       --------        --------
          Total current assets                 --             50,725          7,069          5,012          62,806
                                           --------        ---------        -------       --------        --------

PROPERTY, PLANT AND
          EQUIPMENT - net                      --             85,985          6,422           --            92,407
                                           --------        ---------        -------       --------        --------

OTHER ASSETS:
          Goodwill and other
               intangibles - net               --             87,766         17,912           --           105,678
          Deferred financing costs -
               net                             --              6,620           --             --             6,620
          Other noncurrent assets              --                169           --             --               169
          Intercompany advances              18,785           30,348            114        (49,247)           --
          Investment in subsidiaries         29,985             --             --          (29,985)           --
                                           --------        ---------        -------       --------        --------
TOTAL ASSETS                               $ 48,770        $ 261,613        $31,517       $(74,220)       $267,680
                                           ========        =========        =======       ========        ========

LIABILITIES AND
STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
          Accounts payable and
               accrued expenses            $  3,494        $  23,307        $ 3,966       $  4,899        $ 35,666
                                           --------        ---------        -------       --------        --------
          Total current liabilities           3,494           23,307          3,966          4,899          35,666
                                           --------        ---------        -------       --------        --------
LONG-TERM DEBT                               19,997          175,772          9,072           --           204,841
DEFERRED TAXES - net                         (7,065)           6,528          1,128           --               591
OTHER NONCURRENT
          LIABILITIES                          --              1,850            903           --             2,753
                                           --------        ---------        -------       --------        --------
          Total liabilities                  16,426          207,457         15,069          4,899         243,851
INTERCOMPANY ADVANCES                          --             41,283          7,336        (48,619)           --
TOTAL STOCKHOLDERS' EQUITY                   32,344           12,873          9,112        (30,500)         23,829
                                           --------        ---------        -------       --------        --------
TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY             $ 48,770        $ 261,613        $31,517       $(74,220)       $267,680
                                           ========        =========        =======       ========        ========


                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1999
                                 (IN THOUSANDS)


                                                   Parent        Guarantor    Non-Guarantor  Eliminations/
                                                   Company      Subsidiaries   Subsidiary     Adjustments    Consolidated
                                                   -------      ------------  -------------  -------------   ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                    $   --          $    704       $  --         $   --          $    704
     Accounts receivable - net                        --            25,594         4,541           --            30,135
     Inventories                                      --            20,497         4,098           --            24,595
     Prepaid and other current assets - net           --               884           292          3,475           4,651
                                                  --------        --------       -------       --------        --------
          Total current assets                        --            47,679         8,931          3,475          60,085
                                                  --------        --------       -------       --------        --------
PROPERTY, PLANT AND
     EQUPIMENT - net                                  --            88,301         6,272           --            94,573
                                                  --------        --------       -------       --------        --------
OTHER ASSETS:
     Goodwill and other intangibles - net             --            88,328        17,969           --           106,297
     Deferred financing costs - net                   --             6,892          --             --             6,892
     Other noncurrent assets                          --               156          --             --               156
     Intercompany advances                          18,655          27,150           131        (45,936)           --
     Investment in subsidiaries                     31,544            --            --          (31,544)           --
                                                  --------        --------       -------       --------        --------
TOTAL ASSETS                                      $ 50,199        $258,506       $33,303       $(74,005)       $268,003
                                                  ========        ========       =======       ========        ========

LIABILITIES AND STOCKHOLDERS'
     EQUITY
CURRENT LIABILITIES:
    Accounts payable and accrued
        expenses                                  $ (3,395)       $ 34,429       $ 6,277       $  8,296        $ 45,607
                                                  --------        --------       -------       --------        --------
   Total current liabilities                        (3,395)         34,429         6,277          8,296          45,607
                                                  --------        --------       -------       --------        --------
LONG-TERM DEBT                                      19,997         164,110         8,662           --           192,769
DEFERRED TAXES - net                                  (749)          4,678         1,123         (4,571)            481
OTHER NON CURRENT
     LIABILITIES                                      --             2,030         1,020           (542)          2,508
                                                  --------        --------       -------       --------        --------
          Total liabilities                         15,853         205,247        17,082          3,183         241,365
INTERCOMPANY ADVANCES                                 --            38,655         7,281        (45,936)           --
TOTAL STOCKHOLDERS' EQUITY                          34,346          14,604         8,940        (31,252)         26,638
                                                  --------        --------       -------       --------        --------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                         $ 50,199        $258,506       $33,303       $(74,005)       $268,003
                                                  ========        ========       =======       ========        ========


                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                Parent       Guarantor    Non-Guarantor Eliminations/
                                                Company     Subsidiaries   Subsidiary    Adjustments    Consolidated
                                                -------     ------------  ------------- -------------   ------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:
     Net (loss) income                         $(2,873)       $ (2,640)       $ 134        $ 2,506        $ (2,873)
     Adjustments to reconcile net
          (loss) income to net cash
          used in operating activities:
          Equity loss                            2,506            --           --           (2,506)           --
          Depreciation and amortization            237           7,419          441           --             8,097
          Changes in operating assets
               and liabilities                     130         (11,277)        (636)          --           (11,783)
                                               -------        --------        -----        -------        --------
               Net cash used in
                    operating activities          --            (6,498)         (61)          --            (6,559)
                                               -------        --------        -----        -------        --------

CASH FLOWS USED IN
     INVESTING ACTIVITIES                         --            (4,482)        (451)          --            (4,933)
                                               -------        --------        -----        -------        --------

CASH FLOWS PROVIDED BY
     FINANCING ACTIVITIES                         --            11,462          370           --            11,832
                                               -------        --------        -----        -------        --------

NET CHANGE IN CASH                                --               482         (142)          --               340

CASH, BEGINNING OF PERIOD                         --             1,022         (318)          --               704
                                               -------        --------        -----        -------        --------

CASH, END OF PERIOD                            $  --          $  1,504        $(460)       $  --          $  1,044
                                               =======        ========        =====        =======        ========


                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                Parent       Guarantor    Non-Guarantor
                                                Company     Subsidiaries   Subsidiary    Eliminations   Consolidated
                                                -------     ------------  -------------  ------------   ------------
CASH FLOWS FROM OPERATING
     ACTIVITIES:
     Net (loss) income                         $  (393)       $    363        $   393     $  (756)      $    (393)
     Adjustments to reconcile net
          (loss) income to net cash
          used in operating activities:
          Equity income                           (756)             --             --         756              --
          Depreciation and amortization             23           6,608            333          --           6,964
          Other noncash items                       --             (10)            10          --              --
          Extraordinary item                     1,271              --                                      1,271
          Changes in operating assets
               and liabilities                    (612)        (14,047)        (1,143)         --         (15,802)
                                               -------        --------        -------       -----        --------
               Net cash used in
                    operating activities          (467)         (7,086)          (407)         --          (7,960)
                                               -------        --------        -------       -----        --------

CASH FLOWS USED IN
     INVESTING ACTIVITIES                           --          (7,082)          (285)         --          (7,367)
                                               -------        --------        -------       -----        --------

CASH FLOWS PROVIDED BY
     FINANCING ACTIVITIES                          467          14,683            306          --          15,456
                                               -------        --------        -------       -----        --------

NET CHANGE IN CASH                                  --             515           (386)         --             129

CASH, BEGINNING OF PERIOD                           --           1,245            386          --           1,631
                                               -------        --------        -------       -----        --------

CASH, END OF PERIOD                            $    --        $  1,760        $  --         $  --        $  1,760
                                               =======        ========        =======       =====        ========


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2000 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 1999

NET SALES

         Net sales increased 2.1 % to $72.4 million in 2000 from $70.9 million in 1999. Our container manufacturing division's net sales increased 2.0% to $57.1 million in 2000, from $56.0 million in 1999, due primarily to unit volume sales growth in steel containers and higher average selling prices. Net sales in our services division increased 2.7% to $15.3 million in 2000 from $14.9 million in 1999 due to higher steel reconditioning volumes, which were partially offset by lower average selling prices in plastic services.

GROSS PROFIT

         Gross profit decreased $3.5 million to $14.5 million in 2000 from $18.0 million in 1999, primarily due to higher raw material prices and increased depreciation expense in services. Gross profit as a percentage of net sales decreased to 20.0% in 2000 from 25.4% in 1999 as a result of these factors.

OPERATING EXPENSES

         Operating expenses as a percentage of net sales remained constant at 17.8% in both periods.

INCOME FROM OPERATIONS

         Income from operations decreased by $3.8 million to $1.6 million in 2000 from $5.4 million in 1999 as a result of the factors described above.

OTHER EXPENSE, NET

         Other expense, net, remained flat at $0.1 million in both periods.

INTEREST EXPENSE

         Interest expense was $5.6 million in 2000 compared with $4.6 million in 1999. The increase in interest expense is the result of increased debt levels and a higher weighted average interest rate.

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM

         In 2000, the loss before income taxes was $4.1 million versus income before income taxes and extraordinary item of $0.7 million in 1999, as a result of the factors described above.

INCOME TAX PROVISION (BENEFIT)

         The effective tax rate for the 2000 loss was 30% compared to 51.3% on 1999 income. The tax benefit in 2000 is lower and the tax provision in 1999 is higher than those calculated at the statutory federal income tax rate due to the non-deductible portion of goodwill associated with our acquisitions and higher foreign income taxes.

EXTRAORDINARY ITEM

         As a result of the February 1999 refinancing of our revolving credit loans, term loan and the senior subordinated notes, we incurred an extraordinary charge of $0.8 million, which is net of tax benefits of $0.5 million, relating to the write-off of unamortized deferred financing costs. No such item occurred in 2000.

NET LOSS

         In 2000, the net loss was $2.9 million versus $0.4 million in 1999, as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal uses of cash are for capital expenditures, interest expense, working capital, and acquisitions. We utilize funds generated from operations and borrowings to meet these requirements. For the three months ended March 31, 2000, net cash used in operating activities was $6.6 million compared to $8.0 million for the three months ended March 31, 1999. This change is due to improved trade working capital management offset partially by a higher net loss during the first three months of 2000.

         For the three months ended March 31, 2000 and 1999, we made capital expenditures of $4.9 million and $7.4 million, respectively. We currently have no capital commitments outside the ordinary course of business. Our principal working capital requirements are to finance accounts receivable and inventories. As of March 31, 2000, we had net working capital of $27.1 million, including $1.0 million of cash, $31.0 million of accounts receivable, $25.1 million of inventories, $5.7 million of other current assets and $35.7 million of accounts payable and accrued expenses.

         For the three months ended March 31, 2000, we had net borrowings on the revolving line of credit of $12.0 million due to working capital and capital expenditure requirements. For the three months ended March 31, 1999, we repaid $22.0 million in connection with the February 10, 1999 refinancing of our revolving credit loans by amending our senior credit facility to provide for a $75.0 million revolving credit line. The available revolving credit line is approximately $44.0 million as of March 31, 2000.

         Based upon the current level of operations and revenue growth, our management believes that cash flow from operations and available cash, together with available borrowings under our senior credit facility, will be adequate to meet future liquidity needs for the foreseeable future.

EFFECT OF INFLATION

         Inflation generally affects our business by increasing the interest expense of floating rate indebtedness and by increasing the cost of raw materials, labor, and equipment. We do not believe that inflation has had any material effect on our business during the periods discussed herein.

FORWARD LOOKING STATEMENTS

         This report includes forward-looking statements. All statements other than statements of historical facts included in this report may constitute forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, we cannot assure you that our assumptions and expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A description of some factors that could cause actual results to differ materially from expectations expressed in the company's forward-looking statements set forth in the Company's Annual Report on Form 10-K (File No. 333-76057) filed with the Securities and Exchange Commission under the caption "Forward Looking Statements" is incorporated herein by reference.

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

INTEREST RATE RISK

         The revolving indebtedness under our senior credit facility bears interest at a floating rate. Our primary exposure to interest rate risk is as a result of changes in interest expense related to this indebtedness due to changes in market interest rates. We maintain an interest rate collar in an aggregate notional principal amount of $22.5 million to limit our exposure to interest rate risk. Under this collar, if the actual LIBOR rate at the specified measurement date is greater than a ceiling rate stated in the collar agreement, the other party to the collar pays us the differential interest expense. If the actual LIBOR rate is lower than the floor stated in the collar agreement, we pay the other party to the collar the differential interest expense. The collar terminates on November 30, 2000. A 10% increase or decrease in interest rates at March 31, 2000 would have increased or decreased interest expense by approximately $0.5 million.

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

               Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

               Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not Applicable

ITEM 5.   OTHER INFORMATION

               Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)      Exhibits


Exhibit No.       Description of Exhibit
-----------       ----------------------
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

  *3.8            Amended and Restated By-Laws of New England Container Co., Inc.

  *3.9            Articles of Incorporation of Russell-Stanley, Inc.

  *3.10           By-Laws of Russell-Stanley, Inc.

  *3.11           Certificate of Incorporation of RSLPCO, Inc.

  *3.12           By-Laws of RSLPCO, Inc.

  *3.13           Certificate of Limited Partnership of Russell-Stanley, L.P.

  *3.14           Agreement of Limited Partnership of Russell-Stanley, L.P.

  *4.1 Indenture, dated as of February 10, 1999, by and among Russell-Stanley Holdings, Inc., the guarantors named therein and The Bank of New York, as the Trustee.

  *4.2 Form of 10 7/8% Senior Subordinated Notes due 2009 (included as part of the Indenture filed as Exhibit 4.1 hereto)



Exhibit No.       Description of Exhibit
-----------       ----------------------
  *10.1           Fifth Amended and Restated Revolving Credit Agreement and Term
                  Loan Agreement, dated as of February 10, 1999, among
                  Russell-Stanley Holdings, Inc. and its subsidiaries, as
                  borrowers, the lenders listed therein and BankBoston, N.A., as administrative agent, and Goldman Sachs Credit Partners, L.P., as syndication agent.

  *10.2           Stock Purchase Agreement dated as of July 21, 1998, among
                  Vincent J. Buonanno, New England Container Co., Inc. and
                  Russell-Stanley Holdings, Inc.

  *10.3           Stock Purchase Agreement dated as of July 1, 1997, among Mark
                  E. Daniels, Robert E. Daniels, Mark E. Daniels Irrevocable
                  Family Trust, R.E. Daniels Irrevocable Family Trust, Container
                  Management Services, Inc. and Russell-Stanley, Corp.

  *10.4           Share Purchase Agreement dated as of October 24, 1997, among
                  Michael W. Hunter, John D. Hunter, Michael W. Hunter Holdings,
                  Inc., John D. Hunter Holdings, Inc., Hunter Holdings, Inc.,
                  373062 Ontario Limited, Hunter Drums Limited, Russell-Stanley
                  Holdings, Inc. and HDL Acquisition, Inc.

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

  *10.13          1998 Stock Option Plan

  *10.14          Russell-Stanley Holdings, Inc. Management Annual Incentive
                  Compensation Plan 1998

  *10.15          Employment Agreement, dated October 30, 1997, among
                  Russell-Stanley, Holdings, Inc., Hunter Drums Limited and
                  Michael W. Hunter

  *10.16          Stay Pay Agreement, dated October 30, 1997, among
                  Russell-Stanley Holdings, Inc., Hunter Drums Limited and
                  Michael W. Hunter



Exhibit No.       Description of Exhibit
-----------       ----------------------
  *10.17          Employment Agreement, dated as of July 23, 1997 between
                  Russell-Stanley Holdings, Inc. and Mark E. Daniels

  *10.18          Stay Pay Agreement, dated as of July 23, 1997, between
                  Russell-Stanley Holdings, Inc. and Mark E. Daniels

  *10.21          Services Agreement, dated as of February 10, 1999, between
                  Russell-Stanley Holdings, Inc. and Vincent J. Buonanno

  *10.22 License Agreement between Gallay SA and Hunter Drums Limited, dated February 7, 1997

  *10.23 License Agreement between Gallay SA and Hunter Drums Limited, dated April 16, 1987

  *21             Subsidiaries of the Company

   27             Financial Data Schedule


* This Exhibit is incorporated by reference to the Exhibit of the same number filed as part of the Company's Annual Report on Form 10-K (File No. 333-76057).

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


                                        RUSSELL-STANLEY HOLDINGS, INC.


Date: May 15, 2000                      By: /s/ Ronald M. Litchkowski
                                           -------------------------------------
                                           Ronald M. Litchkowski,
                                           Chief Financial Officer