Form 10-Q
period 2000-06-30
RUSSELL-STANLEY HOLDINGS INC
filed 2000-08-14
CIK 1076647

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2000


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

              There is no established market for our common stock.
  There were 2,200,764 shares of common stock outstanding as of June 30, 2000.

                                TABLE OF CONTENTS


                                                                  PAGE

PART I:     FINANCIAL INFORMATION


ITEM 1:     CONSOLIDATED FINANCIAL STATEMENTS                       3


ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS          18


ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURE
            ABOUT MARKET RISK                                      21




PART II:    OTHER INFORMATION

ITEM 1:     LEGAL PROCEEDINGS                                      22

ITEM 2:     CHANGES IN SECURITIES                                  22

ITEM 3:     DEFAULTS UPON SENIOR SECURITIES                        22

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE
            OF SECURITY HOLDERS                                    22

ITEM 5:     OTHER INFORMATION                                      22

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K                       22

SIGNATURES                                                         25

                          PART I. FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)


                                         Three Months Ended             Six Months Ended
                                      -----------------------       -----------------------
                                              June 30,                      June 30,
                                             (Unaudited)                  (Unaudited)
                                          2000          1999            2000          1999
                                      ---------      ---------      ---------      ---------
NET SALES                             $  70,255      $  73,185      $ 142,633      $ 144,123
COST OF SALES                            58,319         56,037        116,253        108,990
                                      ---------      ---------      ---------      ---------
   Gross Profit                          11,936         17,148         26,380         35,133

OPERATING EXPENSES
   Selling                                5,640          6,088         11,292         11,835
   General and administrative             5,796          6,548         12,289         12,493
   Amortization of intangibles              739            730          1,480          1,606
                                      ---------      ---------      ---------      ---------
   Total expenses                        12,175         13,366         25,061         25,934

INCOME (LOSS) FROM OPERATIONS              (239)         3,782          1,319          9,199

INTEREST EXPENSE                          5,675          5,382         11,280          9,978

OTHER  EXPENSE - net                         64             86            123            148
                                      ---------      ---------      ---------      ---------

LOSS BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                    (5,978)        (1,686)       (10,084)          (927)

INCOME TAX (BENEFIT)                     (1,792)          (499)        (3,025)          (110)
                                      ---------      ---------      ---------      ---------

LOSS BEFORE EXTRAORDINARY ITEM           (4,186)        (1,187)        (7,059)          (817)

EXTRAORDINARY ITEM, net of tax               --             --             --            763
                                      ---------      ---------      ---------      ---------

NET LOSS                                 (4,186)        (1,187)        (7,059)        (1,580)

OTHER COMPREHENSIVE INCOME (LOSS)          (294)           382           (243)           709
                                      ---------      ---------      ---------      ---------

COMPREHENSIVE LOSS                    $  (4,480)     $    (805)     $  (7,302)     $    (871)
                                      =========      =========      =========      =========







                 See notes to consolidated financial statements.

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        June 30,      December 31,
                                                          2000            1999
                                                       -------------  ------------
                                                        (Unaudited)

ASSETS
CURRENT ASSETS
     Cash                                                $  1,263     $    704
     Accounts receivable - net                             30,847       30,135
     Inventories                                           21,829       24,595
     Prepaid taxes and income taxes receivable - net        3,738        2,395
     Prepaid expenses and other current assets              2,148        1,009
     Deferred tax benefit - net                             1,241        1,247
                                                         --------     --------
          Total current assets                             61,066       60,085
                                                         --------     --------

PROPERTY, PLANT AND EQUIPMENT - net                        90,970       94,573
                                                         --------     --------

OTHER ASSETS:
     Goodwill and other intangibles - net                 104,521      106,297
     Deferred financing costs - net                         6,382        6,892
     Other noncurrent assets                                  175          156
                                                         --------     --------
          Total other assets                              111,078      113,345
                                                         --------     --------

TOTAL ASSETS                                             $263,114     $268,003
                                                         ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses               $ 37,717     $ 45,607
                                                         --------     --------
          Total current liabilities                        37,717       45,607

LONG-TERM DEBT                                            203,479      192,769

DEFERRED TAXES - net                                          700          481

OTHER NONCURRENT LIABILITIES                                1,869        2,508
                                                         --------     --------

          Total liabilities                               243,765      241,365
                                                         --------     --------

STOCKHOLDERS' EQUITY                                       19,349       26,638
                                                         --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $263,114     $268,003
                                                         ========     ========




               See notes to consolidated financial statements.

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      Six Months Ended
                                                                          June 30,
                                                                 ------------------------
                                                                    2000          1999
                                                                 ---------      ---------
                                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                    $  (7,059)     $  (1,580)
     Adjustments to reconcile net loss to
        net cash provided by operating activities:
               Depreciation and amortization                        16,134         14,794
               Extraordinary item                                       --          1,271
Changes in operating assets and liabilities:
     Increase in accounts receivable                                  (712)        (4,269)
     Decrease (increase) in inventories                              2,766         (3,489)
     Increase in prepaid taxes and other
          current assets                                            (2,482)        (1,932)
     (Decrease) increase in accounts payable and
          accrued expenses                                          (7,890)           624
     Increase in deferred income taxes                                 225            603
     Increase (decrease) in other - net                                 50           (497)
                                                                 ---------      ---------
          Net cash provided by operating activities                  1,032          5,525
                                                                 ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                          (10,700)       (14,860)
                                                                 ---------      ---------
          Net cash used in investing activities                    (10,700)       (14,860)
                                                                 ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds (repayments) from long-term borrowings - net              --         44,058
     Proceeds (repayments) from revolving credit loans - net        10,655        (27,087)
     Cash paid for financing costs                                    (240)        (7,116)
     Other                                                              55           (117)
                                                                 ---------      ---------
          Net cash provided by financing activities                 10,470          9,738
                                                                 ---------      ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (243)           709
                                                                 ---------      ---------
NET CHANGE IN CASH                                                     559          1,112
CASH, BEGINNING OF PERIOD                                              704          1,630
                                                                 ---------      ---------
CASH, END OF PERIOD                                              $   1,263      $   2,742
                                                                 =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid (received) during the period for:
     Interest                                                    $  10,979      $   6,506
                                                                 =========      =========
     Income taxes                                                $  (1,952)     $   1,614
                                                                 =========      =========

     Non-Cash Financing Activity:
     Term Loans Exchanged for Senior Subordinated Notes          $      --      $ 150,000
                                                                 =========      =========




                 See notes to consolidated financial statements.

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

      The consolidated financial statements and related notes thereto as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 are unaudited.

      The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of June 30, 2000 and December 31, 1999, the consolidated statements of operations and comprehensive income (loss) for the three month and six month periods ended June 30, 2000 and 1999 and the statements of cash flows for the six month periods ended June 30, 2000 and 1999. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported on the financial statements and the accompanying notes. Actual amounts could differ from those estimates.

      The financial statements should be read in conjunction with the financial statements and notes thereto included in Russell-Stanley Holdings, Inc.'s (the "Company's") Annual Report on Form 10-K, File No. 333-76057.


NOTE 2 - ACCOUNTING PRONOUNCEMENT

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company for fiscal years beginning January 1, 2001. The Company does not anticipate that the adoption of this statement will have a material effect on the Company's financial statements.

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2000. The Company anticipates that the adoption of SAB 101 will have an insignificant impact on the Company's financial statements.


NOTE 3 - INVENTORIES

Inventories consist of the following:

                                              June 30,       December 31,
                                               2000              1999
                                            -----------      ------------
                                            (Unaudited)
                                                   (In Thousands)

Raw materials                                 $ 12,585         $ 14,381
Work-in-process                                  2,596            2,406
Finished goods                                   6,648            7,808
                                              --------         --------
    Total                                     $ 21,829         $ 24,595
                                              ========         ========

NOTE 4 - LONG-TERM DEBT

Long-term debt consists of the following:

                                              June 30,       December 31,
                                               2000              1999
                                            -----------      ------------
                                            (Unaudited)
                                                   (In Thousands)

Senior subordinated notes                     $149,024         $148,966
Revolving credit loans and term loan            54,455           43,803
                                              --------         --------
Long-term debt                                $203,479         $192,769
                                              ========         ========


The Notes, revolving credit loans, and term loan have the following provisions (dollars in thousands):


                      Domestic            Eurodollar          June 30,      June 30,      December 31,     December 31,
                   Interest Rate         Interest Rate          2000          2000           1999             1999
                 ------------------------------------------------------------------------------------------------------
                                                            (Unaudited)    (Unaudited)

Revolving        Prime plus margin    LIBOR plus margin
credit loan      not less than 1.25%  not less than 2.75%   9.03-10.75%      $ 21,088      8.31-9.75%       $ 10,141

Revolving        Canadian prime
credit loan-     plus margin not
Foreign          less than 1.25%      --                          9.25          8,367           8.25           8,662

Term Loan C      Fixed rate           Fixed rate                  9.48         25,000           9.48          25,000

Senior
Subordinated
Notes            Fixed rate           --                         10.88        149,024          10.88         148,966
                                                                            ---------                      ---------
Total                                                                       $ 203,479                      $ 192,769
                                                                            =========                      =========



The Company was in compliance with all of the financial covenants of the Agreement as amended, as of June 30, 2000.



   MATURITIES OF LONG-TERM DEBT--As of June 30, 2000, maturities of long-term debt are as follows:

                                    (In Thousands)

2004                                    $ 29,455
2005 and thereafter                      174,024
                                        --------
      Total                             $203,479
                                        ========

NOTE 5 - STOCKHOLDERS' EQUITY


                                                            June 30,      December 31,
                                                              2000            1999
                                                            --------      ------------
                                                          (Unaudited)
                                                                (In Thousands)
Common Stock, $.01 par value,
at June 30, 2000 and December 31, 1999
3,000,000 shares were authorized; 2,201,000
shares were issued and outstanding                          $     23      $     23

Accumulated paid in capital                                   70,179        70,179

Accumulated deficit                                          (44,537)      (37,478)

Accumulated other comprehensive loss                          (1,283)       (1,040)

Less:  Notes receivable for shares issued to management           --           (13)

       Treasury stock                                         (5,033)       (5,033)
                                                            --------      --------

TOTAL STOCKHOLDERS' EQUITY                                  $ 19,349      $ 26,638
                                                            ========      ========


NOTE 6 - CONTINGENCY

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

NOTE 7 - GUARANTOR SUBSIDIARIES


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

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                  Parent       Guarantor    Non-Guarantor
                                  Company     Subsidiaries   Subsidiary   Eliminations  Consolidated
                                  --------    ------------   ----------   ------------  ------------

NET SALES                         $     --      $ 61,114      $  9,410     $   (269)     $ 70,255

COST OF SALES                           --        51,493         7,095         (269)       58,319
                                  --------      --------      --------     --------      --------

GROSS PROFIT                            --         9,621         2,315           --        11,936

TOTAL EXPENSES                          --        10,669         1,506           --        12,175
                                  --------      --------      --------     --------      --------

INCOME (LOSS) FROM OPERATIONS           --        (1,048)          809           --          (239)

EQUITY LOSS                         (3,807)           --            --        3,807            --

INTEREST EXPENSE                       528         4,761           386           --         5,675

OTHER EXPENSE - net                     --            64            --           --            64
                                  --------      --------      --------     --------      --------

INCOME (LOSS) BEFORE
  INCOME TAXES                      (4,335)       (5,873)          423        3,807        (5,978)
PROVISION (BENEFIT) FOR
  INCOME TAXES                        (149)       (1,863)          220           --        (1,792)
                                  --------      --------      --------     --------      --------

NET INCOME (LOSS)                 $ (4,186)     $ (4,010)     $    203     $  3,807      $ (4,186)
                                  ========      ========      ========     ========      ========

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                   Parent        Guarantor   Non-Guarantor
                                   Company      Subsidiaries   Subsidiary   Eliminations  Consolidated
                                   --------     ------------   ----------   ------------  ------------

NET SALES                          $     --      $ 63,620      $  9,565      $     --     $ 73,185

COST OF SALES                            --        49,304         6,733            --       56,037
                                   --------      --------      --------      --------     --------

GROSS PROFIT                             --        14,316         2,832            --       17,148

TOTAL EXPENSES                           --        11,657         1,709            --       13,366
                                   --------      --------      --------      --------     --------

INCOME FROM OPERATIONS                   --         2,659         1,123            --        3,782

EQUITY LOSS                            (922)           --            --           922           --

INTEREST EXPENSE                        544         4,494           344            --        5,382

OTHER (INCOME) EXPENSE - net             --           155           (69)           --           86
                                   --------      --------      --------      --------     --------

INCOME (LOSS) BEFORE INCOME
  TAXES                              (1,466)       (1,990)          848           922       (1,686)

PROVISION (BENEFIT) FOR INCOME
  TAXES                                (279)         (594)          374            --         (499)
                                   --------      --------      --------      --------     --------

NET INCOME (LOSS)                  $ (1,187)     $ (1,396)     $    474      $    922     $ (1,187)
                                   ========      ========      ========      ========     ========

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                    Parent        Guarantor    Non-Guarantor
                                    Company      Subsidiaries   Subsidiary   Eliminations  Consolidated
                                   ---------     ------------   ----------   ------------  ------------


NET SALES                          $      --      $ 124,675      $  18,543     $    (585)     $ 142,633

COST OF SALES                             --        102,652         14,186          (585)       116,253
                                   ---------      ---------      ---------     ---------      ---------

GROSS PROFIT                              --         22,023          4,357            --         26,380

TOTAL EXPENSES                            --         22,133          2,928            --         25,061
                                   ---------      ---------      ---------     ---------      ---------

INCOME (LOSS) FROM OPERATIONS             --           (110)         1,429            --          1,319

EQUITY LOSS                           (6,313)            --             --         6,313             --

INTEREST EXPENSE                       1,064          9,492            724            --         11,280

OTHER EXPENSE - net                       --            123             --            --            123
                                   ---------      ---------      ---------     ---------      ---------

INCOME (LOSS) BEFORE INCOME
  TAXES                               (7,377)        (9,725)           705         6,313        (10,084)

PROVISION (BENEFIT) FOR INCOME
  TAXES                                 (318)        (3,075)           368            --         (3,025)
                                   ---------      ---------      ---------     ---------      ---------

NET INCOME (LOSS)                  $  (7,059)     $  (6,650)     $     337     $   6,313      $  (7,059)
                                   =========      =========      =========     =========      =========

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                    Parent        Guarantor    Non-Guarantor
                                    Company      Subsidiaries   Subsidiary   Eliminations  Consolidated
                                   ---------     ------------   ----------   ------------  ------------

NET SALES                          $      --      $ 125,719      $  18,404      $      --     $ 144,123

COST OF SALES                             --         95,714         13,276             --       108,990
                                   ---------      ---------      ---------      ---------     ---------

GROSS PROFIT                              --         30,005          5,128             --        35,133

TOTAL EXPENSES                            --         22,923          3,011             --        25,934
                                   ---------      ---------      ---------      ---------     ---------

INCOME FROM OPERATIONS                    --          7,082          2,117             --         9,199

EQUITY LOSS                             (167)            --             --            167            --

INTEREST EXPENSE                       1,034          8,284            660             --         9,978

OTHER (INCOME) EXPENSE - net              --            260           (112)            --           148
                                   ---------      ---------      ---------      ---------     ---------

INCOME (LOSS) BEFORE INCOME
  TAXES                               (1,201)        (1,462)         1,569            167          (927)

PROVISION (BENEFIT) FOR INCOME
  TAXES                                 (384)          (429)           703             --          (110)
                                   ---------      ---------      ---------      ---------     ---------

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                    (817)        (1,033)           866            167          (817)

EXTRAORDINARY ITEM, net of tax           763             --             --             --           763
                                   ---------      ---------      ---------      ---------     ---------

NET INCOME (LOSS)                  $  (1,580)     $  (1,033)     $     866      $     167     $  (1,580)
                                   =========      =========      =========      =========     =========

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                          Parent        Guarantor    Non-Guarantor  Eliminations/
                                          Company      Subsidiaries   Subsidiary    Adjustments   Consolidated
                                         ---------     ------------   ----------    ------------  ------------

ASSETS
CURRENT ASSETS:
  Cash                                   $      --      $   1,263      $      --     $      --      $   1,263
  Accounts receivable - net                     --         26,613          4,234            --         30,847
  Inventories                                   --         19,231          2,598            --         21,829
  Prepaid and other current assets - net        --           (229)           366         6,990          7,127
                                         ---------      ---------      ---------     ---------      ---------
    Total current assets                        --         46,878          7,198         6,990         61,066
                                         ---------      ---------      ---------     ---------      ---------

PROPERTY, PLANT AND EQUIPMENT - net             --         84,872          6,098            --         90,970
                                         ---------      ---------      ---------     ---------      ---------

OTHER ASSETS:
  Goodwill and other intangibles - net          --         87,125         17,396            --        104,521
  Deferred financing costs - net                --          6,382             --            --          6,382
  Other noncurrent assets                       --            175             --            --            175
  Intercompany advances                     18,258         31,863            133       (50,254)            --
  Investment in subsidiaries                25,989             --             --       (25,989)            --
                                         ---------      ---------      ---------     ---------      ---------
TOTAL ASSETS                             $  44,247      $ 257,295      $  30,825     $ (69,253)     $ 263,114
                                         =========      =========      =========     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses  $   3,347      $  23,239      $   4,254     $   6,877      $  37,717
                                         ---------      ---------      ---------     ---------      ---------
     Total current liabilities               3,347         23,239          4,254         6,877         37,717
                                         ---------      ---------      ---------     ---------      ---------
LONG-TERM DEBT                              19,997        175,115          8,367            --        203,479
DEFERRED TAXES - net                        (7,065)         6,662          1,103            --            700
OTHER NONCURRENT LIABILITIES                    --          1,104            765            --          1,869
                                         ---------      ---------      ---------     ---------      ---------
          Total liabilities                 16,279        206,120         14,489         6,877        243,765
INTERCOMPANY ADVANCES                           --         42,297          7,225       (49,522)            --
TOTAL STOCKHOLDERS' EQUITY                  27,968          8,878          9,111       (26,608)        19,349
                                         ---------      ---------      ---------     ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                 $  44,247      $ 257,295      $  30,825     $ (69,253)     $ 263,114
                                         =========      =========      =========     =========      =========

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)


                                                 Parent        Guarantor    Non-Guarantor  Eliminations/
                                                 Company      Subsidiaries   Subsidiary    Adjustments   Consolidated
                                                ---------     ------------   ----------    ------------  ------------

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                    $      --      $    704     $     --        $     --      $    704
  Accounts receivable - net                           --        25,594        4,541              --        30,135
  Inventories                                         --        20,497        4,098              --        24,595
  Prepaid and other current assets - net              --           884          292           3,475         4,651
                                                --------      --------     --------        --------      --------
     Total current assets                             --        47,679        8,931           3,475        60,085
                                                --------      --------     --------        --------      --------
PROPERTY, PLANT AND EQUIPMENT - net                   --        88,301        6,272              --        94,573
                                                --------      --------     --------        --------      --------
OTHER ASSETS:
  Goodwill and other intangibles - net                --        88,328       17,969              --       106,297
  Deferred financing costs - net                      --         6,892           --              --         6,892
  Other noncurrent assets                             --           156           --              --           156
  Intercompany advances                           18,655        27,150          131         (45,936)           --
  Investment in subsidiaries                      31,544            --           --         (31,544)           --
                                                --------      --------     --------        --------      --------
TOTAL ASSETS                                    $ 50,199      $258,506     $ 33,303        $(74,005)     $268,003
                                                ========      ========     ========        ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses         $ (3,395)     $ 34,429     $  6,277        $  8,296      $ 45,607
                                                --------      --------     --------        --------      --------
     Total current liabilities                    (3,395)       34,429        6,277           8,296        45,607
                                                --------      --------     --------        --------      --------
LONG-TERM DEBT                                    19,997       164,110        8,662              --       192,769
DEFERRED TAXES - net                                (749)        4,678        1,123          (4,571)          481
OTHER NONCURRENT LIABILITIES                          --         2,030        1,020            (542)        2,508
                                                --------      --------     --------        --------      --------
     Total liabilities                            15,853       205,247       17,082           3,183       241,365
INTERCOMPANY ADVANCES                                 --        38,655        7,281         (45,936)           --
TOTAL STOCKHOLDERS' EQUITY                        34,346        14,604        8,940         (31,252)       26,638
                                                --------      --------     --------        --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 50,199      $258,506     $ 33,303        $(74,005)     $268,003
                                                ========      ========     ========        ========      ========

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                 Parent        Guarantor    Non-Guarantor
                                                 Company      Subsidiaries   Subsidiary    Eliminations   Consolidated
                                                ---------     ------------   ----------    ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $ (7,059)     $ (6,650)     $    337      $  6,313      $ (7,059)
  Adjustments to reconcile net income
  (loss) to net cash provided by (used in)
  operating activities:
     Equity loss                                   6,313            --            --        (6,313)           --
     Depreciation and amortization                   475        14,789           870            --        16,134
     Changes in operating assets and
       liabilities                                   130        (8,008)         (165)           --        (8,043)
                                                --------      --------      --------      --------      --------
     Net cash provided by (used in) operating
       activities                                   (141)          131         1,042            --         1,032
                                                --------      --------      --------      --------      --------

CASH FLOWS USED IN INVESTING ACTIVITIES               --       (10,120)         (580)           --       (10,700)
                                                --------      --------      --------      --------      --------

CASH FLOWS PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                          --        10,547           (77)           --        10,470
                                                --------      --------      --------      --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH               --            --          (243)           --          (243)
                                                --------      --------      --------      --------      --------

NET CHANGE IN CASH                                  (141)          558           142            --           559

CASH, BEGINNING OF PERIOD                             --         1,022          (318)           --           704
                                                --------      --------      --------      --------      --------

CASH, END OF PERIOD                             $   (141)     $  1,580      $   (176)     $     --      $  1,263
                                                ========      ========      ========      ========      ========

               RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                   Parent        Guarantor    Non-Guarantor
                                                   Company      Subsidiaries   Subsidiary    Eliminations   Consolidated
                                                  ---------     ------------   ----------    ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $ (1,580)     $ (1,033)     $    866      $    167      $ (1,580)
  Adjustments to reconcile net income
   (loss) to net cash provided by (used in)
  operating activities:
     Equity loss                                       167            --            --          (167)           --
     Depreciation and amortization                      23        14,090           681            --        14,794
     Extraordinary item                              1,271            --            --            --         1,271
     Changes in operating assets and
           liabilities                                (892)       (5,819)       (2,249)           --        (8,960)
                                                  --------      --------      --------      --------      --------
        Net cash provided by (used in)
           operating activities                     (1,011)        7,238          (702)           --         5,525
                                                  --------      --------      --------      --------      --------

CASH FLOWS USED IN INVESTING ACTIVITIES                 --       (14,384)         (476)           --       (14,860)
                                                  --------      --------      --------      --------      --------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES          1,011         8,642            85            --         9,738
                                                  --------      --------      --------      --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                 --            --           709            --           709
                                                  --------      --------      --------      --------      --------

NET CHANGE IN CASH                                      --         1,496          (384)           --         1,112

CASH, BEGINNING OF PERIOD                               --         1,246           384            --         1,630
                                                  --------      --------      --------      --------      --------

CASH, END OF PERIOD                               $     --      $  2,742      $     --      $     --      $  2,742
                                                  ========      ========      ========      ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 1999

NET SALES

      Net sales decreased 4.0% to $70.3 million in 2000 from $73.2 million in 1999. Our container manufacturing division's net sales decreased 1.9% to $55.1 million in 2000 from $56.2 million in 1999 due primarily to lower unit volumes which were partially offset by higher average selling prices. Net sales in our services division decreased 10.9% to $15.1 million in 2000 from $17.0 million in 1999 due to lower trip lease volumes in plastic services which were partially offset by higher steel reconditioning revenues.

GROSS PROFIT

      Gross profit decreased $5.2 million to $11.9 million in 2000 from $17.1 million in 1999 due to significantly higher raw material prices for resin and cold-rolled steel. As a result, gross profit as a percentage of net sales decreased to 17.0% in 2000 from 23.4% in 1999.

OPERATING EXPENSES

      Operating expenses decreased 8.9% in 2000 to $12.2 million from $13.4 million in 1999. The decrease is primarily due to cost savings initiatives implemented to offset higher raw material prices and the lack of a legal settlement provision which was recorded in 1999. As a percentage of sales, operating expenses were 17.3% in 2000 compared to 18.3% in 1999.

INCOME (LOSS) FROM OPERATIONS

      Income from operations decreased to a break-even level in 2000 from $3.8 million in 1999 as a result of the factors described above.

OTHER EXPENSE, NET

      Other expense, net, remained flat at $0.1 million in both periods.

INTEREST EXPENSE

      Interest expense was $5.7 million in 2000 compared with $5.4 million in 1999. The increase in interest expense is the result of increased debt levels and a higher weighted average interest rate.

INCOME (LOSS) BEFORE INCOME TAXES

      In 2000, the loss before income taxes was $6.0 million versus $1.7 million in 1999 as a result of the factors described above.

INCOME TAX (BENEFIT)

      The effective tax rate on the loss was 30.0% in 2000 and 29.6% in 1999, both lower than the statutory federal income tax rate due to the non-deductible portion of goodwill associated with our acquisitions and a higher foreign income tax rate.

NET LOSS

      In 2000, the net loss was $4.2 million versus $1.2 million in 1999 as a result of the factors described above.


SIX MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 1999

NET SALES

      Net sales decreased slightly to $142.6 million in 2000 from $144.1 million in 1999. Our container manufacturing division's net sales remained flat at $112.2 million due primarily to higher average selling prices which offset the effect of lower unit volumes. Net sales in our services division decreased 4.6% to $30.5 million in 2000 from $31.9 million in 1999 due to lower trip leasing volumes and depressed average selling prices in plastic services which were partially offset by higher steel reconditioning volumes.

GROSS PROFIT

      Gross profit decreased $8.8 million to $26.4 million in 2000 from $35.1 million in 1999 due to significantly higher raw material prices in our container manufacturing division. As a result, gross profit as a percentage of net sales decreased to 18.5% in 2000 from 24.4% in 1999.

OPERATING EXPENSES

      Operating expenses decreased 3.4% in 2000 to $25.1 million from $25.9 million in 1999. The decrease was primarily due to the implementation of cost savings initiatives to offset higher raw material prices. As a percentage of sales, operating expenses were 17.6% in 2000 compared to 18.0% in 1999.

INCOME FROM OPERATIONS

      Income from operations decreased by $7.9 million to $1.3 million in 2000 from $9.2 million in 1999 as a result of the factors described above.

OTHER EXPENSE, NET

      Other expense, net, remained flat at $0.1 million in both periods.

INTEREST EXPENSE

      Interest expense was $11.3 million in 2000 compared with $10.0 million in 1999. The increase in interest expense is the result of increased debt levels and a higher weighted average interest rate.


INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM

      In 2000, the loss before income taxes and extraordinary item was $10.1 million versus $0.9 million in 1999 as a result of the factors described above.

INCOME TAX (BENEFIT)

      The effective tax rate on the loss was 30.0% in 2000 and 11.9% in 1999, both lower than the statutory federal income tax rate due to the non-deductible portion of goodwill associated with our acquisitions and a higher foreign income tax rate.

EXTRAORDINARY ITEM

      As a result of the February 1999 refinancing of our revolving credit loans, term loan and the senior subordinated notes, we incurred an extraordinary charge of $0.8 million, which is net of tax benefits of $0.5 million, relating to the write-off of unamortized deferred financing costs.
No such item occurred in 2000.

NET LOSS

      In 2000, the net loss was $7.1 million versus $1.6 million in 1999, as a result of the factors described above.


LIQUIDITY AND CAPITAL RESOURCES

      Our principal uses of cash are for capital expenditures, interest expense and working capital. We utilize funds generated from operations and borrowings to meet these requirements. For the six months ended June 30, 2000, net cash provided by operating activities was $1.0 million compared to $5.5 million for the six months ended June 30, 1999. This change is due to lower earnings during the first six months of 2000.

      For the six months ended June 30, 2000 and 1999, we made capital expenditures of $10.7 million and $14.9 million, respectively. We currently have no capital commitments outside the ordinary course of business. Our principal working capital requirements are to finance accounts receivable and inventories. As of June 30, 2000, we had net working capital of $23.3 million, including $1.3 million of cash, $30.8 million of accounts receivable, $21.8 million of inventories, $7.1 million of other current assets and $37.7 million of accounts payable and accrued expenses.

      For the six months ended June 30, 2000, we had net borrowings on the revolving line of credit of $10.7 million due to working capital and capital expenditure requirements. For the six months ended June 30, 1999, we repaid $17.0 million due principally to the February 10, 1999 refinancing of our revolving credit loans by amending our senior credit facility to provide for a $75.0 million revolving credit line. The available revolving credit line is approximately $45.0 million as of June 30, 2000.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK AND FOREIGN CURRENCY EXCHANGE RATE RISK

GENERAL

      Our results of operations and financial condition are affected by changes in interest rates and foreign currency exchange rates as measured against the U.S. dollar. We manage this exposure through internal policies and procedures and the use of derivative financial instruments when considered appropriate. In accordance with our internal policies, we only use derivative financial instruments for risk management and not for speculative or trading purposes.

INTEREST RATE RISK

      The revolving indebtedness under our senior credit facility bears interest at a floating rate. Our primary exposure to interest rate risk is as a result of changes in interest expense related to this indebtedness due to changes in market interest rates. We maintain an interest rate collar in an aggregate notional principal amount of $22.5 million to limit our exposure to interest rate risk. Under this collar, if the actual LIBOR rate at the specified measurement date is greater than a ceiling rate stated in the collar agreement, the other party to the collar pays us the differential interest expense. If the actual LIBOR rate is lower than the floor stated in the collar agreement, we pay the other party to the collar the differential interest expense. The collar terminates on November 30, 2000. A 10% increase or decrease in interest rates at June 30, 2000 would have increased or decreased interest expense by approximately $0.5 million.

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

   *3.8           Amended and Restated By-Laws of New England Container Co.,
                  Inc.

   *3.9           Articles of Incorporation of Russell-Stanley, Inc.

   *3.10          By-Laws of Russell-Stanley, Inc.

   *3.11          Certificate of Incorporation of RSLPCO, Inc.

   *3.12          By-Laws of RSLPCO, Inc.

   *3.13          Certificate of Limited Partnership of Russell-Stanley, L.P.

Exhibit No.       Description of Exhibit
-----------       ----------------------

   *3.14          Agreement of Limited Partnership of Russell-Stanley, L.P.

   *4.1 Indenture, dated as of February 10, 1999, by and among Russell-Stanley Holdings, Inc., the guarantors named therein and The Bank of New York, as the Trustee.

   *4.2 Form of 10 7/8% Senior Subordinated Notes due 2009 (included as part of the Indenture filed as Exhibit 4.1 thereto)

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

 +*10.9 Know How and Patent Licensing Agreement between Mauser-Werke GmbH and Russell-Stanley Corp., dated June 26, 1995

 +*10.10 Know How and Patent Licensing Agreement between Mauser-Werke GmbH and Hunter Drums Limited, dated July 31, 1996

 +*10.11 Know How and Patent Licensing Agreement between Mauser-Werke GmbH and Hunter Drums Limited, dated July 31, 1996

 +*10.12 Consent and Agreement between Hunter Drums Limited and Mauser-Werke GmbH, dated September 29, 1997

  *10.13          1998 Stock Option Plan

  *10.14 Russell-Stanley Holdings, Inc. Management Annual Incentive Compensation Plan 1998

Exhibit No.       Description of Exhibit
-----------       ----------------------

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

                                              RUSSELL-STANLEY HOLDINGS, INC.



Date:   August 14, 2000                     By:  /s/ RONALD M. LITCHKOWSKI
                                                 -------------------------
                                                  Ronald M. Litchkowski,
                                                  Chief Financial Officer