Form 10-Q
period 2000-09-30
RUSSELL-STANLEY HOLDINGS INC
filed 2000-11-14
CIK 1076647

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2000


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

              There is no established market for our common stock.
         There were 2,200,764 shares of common stock outstanding as of
                              September 30, 2000.

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----

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


                          PART I. FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)


                                                         Three Months Ended                Nine Months Ended
                                                           September 30,                     September 30,
                                                       ---------------------             ---------------------
                                                           (Unaudited)                       (Unaudited)
                                                       2000             1999             2000             1999
                                                       ----             ----             ----             ----

NET SALES                                            $ 68,453          $ 71,549         $211,086         $215,672
COST OF SALES                                          56,510            56,046          172,763          165,036
                                                     --------          --------         --------         --------
   Gross Profit                                        11,943            15,503           38,323           50,636

OPERATING EXPENSES                                     11,063            12,203           36,124           38,137
                                                     --------          --------         --------         --------

INCOME FROM OPERATIONS                                    880             3,300            2,199           12,499

INTEREST EXPENSE                                        5,908             5,576           17,188           15,554

OTHER EXPENSE - net                                        73                56              196              204
                                                     --------          --------         --------         --------

LOSS BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                                  (5,101)           (2,332)         (15,185)          (3,259)

INCOME TAX (BENEFIT)                                   (1,532)             (505)          (4,557)            (615)
                                                     --------          --------         --------         --------

LOSS BEFORE EXTRAORDINARY ITEM                         (3,569)           (1,827)         (10,628)          (2,644)

EXTRAORDINARY ITEM, net of tax                              -                 -                -              763
                                                     --------          --------         --------         --------

NET LOSS                                               (3,569)           (1,827)         (10,628)          (3,407)

OTHER COMPREHENSIVE INCOME (LOSS)                        (191)              129             (434)             838
                                                     --------          --------         --------         --------

COMPREHENSIVE LOSS                                   $ (3,760)         $ (1,698)        $(11,062)        $ (2,569)
                                                     ========          ========         ========         ========






                 See notes to consolidated financial statements.

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     September 30,       December 31,
                                                                         2000                1999
                                                                     ------------         -----------
                                                                    (Unaudited)
ASSETS
CURRENT ASSETS
     Cash                                                            $  1,450            $    704
     Accounts receivable - net                                         30,848              30,135
     Inventories                                                       21,879              24,595
     Prepaid taxes and income taxes receivable - net                    5,747               2,395
     Prepaid expenses and other current assets                          2,328               1,009
     Deferred tax benefit - net                                         1,239               1,247
                                                                     --------            --------
          Total current assets                                         63,491              60,085
                                                                     --------            --------

PROPERTY, PLANT AND EQUIPMENT - net                                    89,224              94,573
                                                                     --------            --------

OTHER ASSETS:
     Goodwill and other intangibles - net                             103,538             106,297
     Deferred financing costs - net                                     6,296               6,892
     Other noncurrent assets                                              178                 156
                                                                     --------            --------
          Total other assets                                          110,012             113,345
                                                                     --------            --------

TOTAL ASSETS                                                         $262,727            $268,003
                                                                     ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                           $ 28,821            $ 45,607
                                                                     --------            --------
          Total current liabilities                                    28,821              45,607

LONG-TERM DEBT                                                        215,989             192,769

DEFERRED TAXES - net                                                      745                 481

OTHER NONCURRENT LIABILITIES                                            1,583               2,508
                                                                     --------            --------

          Total liabilities                                           247,138             241,365
                                                                     --------            --------

STOCKHOLDERS' EQUITY                                                   15,589              26,638
                                                                     --------            --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $262,727            $268,003
                                                                     ========            ========






                 See notes to consolidated financial statements.

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                           ---------------------
                                                                                           2000              1999
                                                                                           ----              ----
                                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                          $(10,628)        $ (3,407)
     Adjustments to reconcile net loss to
        net cash provided by (used in) operating activities:
               Depreciation and amortization                                             23,903           22,657
               Extraordinary item                                                             -            1,271
Changes in operating assets and liabilities:
     Increase in accounts receivable                                                       (713)          (3,695)
     Decrease (increase) in inventories                                                   2,716           (4,039)
     Increase in prepaid taxes and other
          current assets                                                                 (4,671)          (1,524)
     Decrease in accounts payable and
          accrued expenses                                                              (16,786)          (6,093)
     Increase in deferred income taxes                                                      272              423
     Increase (decrease) in other - net                                                     132             (995)
                                                                                       --------         --------
          Net cash provided by (used in) operating activities                            (5,775)           4,598
                                                                                       --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                               (15,867)         (21,903)
                                                                                       --------         --------
          Net cash used in investing activities                                         (15,867)         (21,903)
                                                                                       --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds (repayments) from long-term borrowings - net                                    -           44,058
     Proceeds (repayments) from revolving credit loans - net                             23,136          (20,697)
     Cash paid for financing costs                                                         (398)          (7,214)
     Accretion on senior subordinated notes                                                  84               45
                                                                                       --------         --------
          Net cash provided by financing activities                                      22,822           16,192
                                                                                       --------         --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    (434)             838
                                                                                       --------         --------
NET CHANGE IN CASH                                                                          746             (275)
CASH, BEGINNING OF PERIOD                                                                   704            1,630
                                                                                       --------         --------
CASH, END OF PERIOD                                                                    $  1,450           $1,355
                                                                                       ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid (received) during the period for:
          Interest                                                                     $ 20,198         $ 17,181
                                                                                       ========         ========
          Income taxes                                                                 $ (1,529)        $  1,796
                                                                                       ========         ========

     Non-Cash Financing Activity:
     Term Loans Exchanged for Senior Subordinated Notes                                $      -         $150,000
                                                                                       ========         ========



                 See notes to consolidated financial statements.

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  - BASIS OF PRESENTATION

         The consolidated financial statements and related notes thereto as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 are unaudited.

         The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of September 30, 2000 and December 31, 1999, the consolidated statements of operations and comprehensive income (loss) for the three month and nine month periods ended September 30, 2000 and 1999 and the statements of cash flows for the nine month periods ended September 30, 2000 and 1999. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual amounts could differ from those estimates. Certain amounts in 1999 have been reclassified to conform to the 2000 presentation.

         The financial statements should be read in conjunction with the financial statements and notes thereto included in Russell-Stanley Holdings, Inc.'s (the "Company's") Annual Report on Form 10-K, File No. 333-76057.


NOTE 2  - ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company for the fiscal year beginning January 1, 2001. The Company does not anticipate that the adoption of this statement will have a material effect on the Company's financial statements.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2000. The Company does not anticipate that the adoption of SAB 101 will have a significant impact on the Company's financial statements.


NOTE 3  - INVENTORIES

Inventories consist of the following:

                                               September 30,       December 31,
                                                  2000                 1999
                                                  ----                 ----
                                              (Unaudited)
                                                       (In Thousands)
Raw materials                                 $11,657              $14,381
Work-in-process                                 2,642                2,406
Finished goods                                  7,580                7,808
                                               ------              -------
     Total                                    $21,879              $24,595
                                             ========              =======

NOTE 4 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                         September 30,         December 31,
                                                            2000                  1999
                                                         ------------          ------------
                                                        (Unaudited)
                                                                  (In Thousands)
Senior subordinated notes                               $ 149,053             $ 148,966
Revolving credit loans and term loan                       66,936                43,803
                                                        ---------             ---------
Long-term debt                                          $ 215,989             $ 192,769
                                                        =========             =========



The Notes, revolving credit loans, and term loan have the following provisions (dollars in thousands):

                      Domestic            Eurodollar        September 30,  September 30, December 31,    December 31,
                   Interest Rate         Interest Rate          2000          2000          1999            1999
                -------------------------------------------------------------------------------------------------------
                                                            (Unaudited)    (Unaudited)
Revolving        Prime plus margin    LIBOR plus margin
credit loan      not less than 1.25%  not less than 2.75%   9.41-10.75%     $  33,848       8.31-9.75%       $  10,141

Revolving        Canadian prime
credit loan-     plus margin not
Foreign          less than 1.25%      -                          9.25           8,088            8.25            8,662

Term Loan C      Fixed rate           Fixed rate                 9.48          25,000            9.48           25,000

Senior
Subordinated
Notes            Fixed rate           -                         10.88         149,053           10.88          148,966
                                                                            ---------                        ---------
Total                                                                       $ 215,989                        $ 192,769
                                                                            =========                        =========


The Company was in compliance with all of the financial covenants of the Agreement as amended, as of September 30, 2000.



     MATURITIES OF LONG-TERM DEBT--As of September 30, 2000, maturities of long-term debt are as follows:

                                                  (In Thousands)
2004                                             $ 41,936
2005 and thereafter                               174,053
                                                 --------
     Total                                       $215,989
                                                 ========

NOTE 5 - STOCKHOLDERS' EQUITY

                                                                           September 30,     December 31,
                                                                               2000              1999
                                                                           ------------      -----------
                                                                           (Unaudited)
                                                                                   (In Thousands)
Common Stock, $.01 par value,
at September 30, 2000 and December 31, 1999
3,000,000 shares were authorized; 2,201,000
shares were issued and outstanding                                          $     23          $     23

Accumulated paid in capital                                                   70,179            70,179

Accumulated deficit                                                          (48,106)          (37,478)

Accumulated other comprehensive loss                                          (1,474)           (1,040)

Less:  Notes receivable for shares issued to management                            -               (13)

           Treasury stock                                                     (5,033)           (5,033)
                                                                            --------           -------

TOTAL STOCKHOLDERS' EQUITY                                                  $ 15,589          $ 26,638
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

NOTE 7 - GUARANTOR SUBSIDIARIES


         The Company's payment obligations under the Notes are fully, unconditionally, jointly and severally guaranteed by its current domestic subsidiaries, principally: Russell-Stanley Corp. ("RSC"), Container Management Services, Inc. ("CMS") and NEC (collectively, the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is a direct or indirect wholly-owned subsidiary of the Company. The Company's payment obligations under the Notes are not guaranteed by the remaining subsidiary, Hunter (the "Non-Guarantor Subsidiary"). The obligations of each Guarantor Subsidiary under their guarantee of the Notes are subordinated to each subsidiary's obligations under their guarantee of the Senior Credit Facility.

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

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                       Parent          Guarantor         Non-Guarantor
                                      Company         Subsidiaries         Subsidiary       Eliminations        Consolidated
                                      -------         ------------       -------------      ------------        ------------
NET SALES                            $      -        $      59,570       $        9,237     $       (354)       $      68,453

COST OF SALES                               -               49,990                6,874             (354)              56,510

                                     --------        ------------        -------------      ------------        -------------
GROSS PROFIT                                -                9,580                2,363                -               11,943

TOTAL EXPENSES                              -                9,746                1,317                -               11,063

                                     --------        ------------        -------------      ------------        -------------
INCOME (LOSS) FROM OPERATIONS               -                (166)                1,046                -                  880

EQUITY LOSS                            (3,202)                  -                     -            3,202                    -

INTEREST EXPENSE                          528               5,011                  369                 -                5,908

OTHER EXPENSE - net                         -                  73                    -                 -                   73

                                     --------        ------------        -------------      ------------        -------------
INCOME (LOSS) BEFORE
    INCOME TAXES                       (3,730)             (5,250)                 677             3,202               (5,101)
PROVISION (BENEFIT) FOR
    INCOME TAXES                         (161)             (1,723)                 352                 -               (1,532)

                                     --------        ------------        -------------      ------------        -------------
NET INCOME (LOSS)                    $ (3,569)       $     (3,527)       $         325      $      3,202        $      (3,569)
                                     ========        ============        =============      ============        =============


                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                            Parent          Guarantor         Non-Guarantor
                                           Company         Subsidiaries         Subsidiary        Eliminations       Consolidated
                                           -------         ------------         ----------        ------------       ------------
NET SALES                                $      -            $   62,570         $     8,979       $          -       $     71,549

COST OF SALES                                   -                49,355               6,691                  -             56,046
                                         --------            ----------         -----------       ------------       ------------
GROSS PROFIT                                    -                13,215               2,288                  -             15,503

TOTAL EXPENSES                                  -                10,795               1,408                  -             12,203
                                         --------            ----------         -----------       ------------       ------------
INCOME FROM OPERATIONS                          -                 2,420                 880                  -              3,300

EQUITY LOSS                                (1,496)                    -                   -              1,496                  -

INTEREST EXPENSE                              553                 4,705                 318                  -              5,576

OTHER EXPENSE - net                             -                    49                   7                  -                 56
                                         --------            ----------         -----------       ------------       ------------
INCOME (LOSS) BEFORE INCOME
     TAXES                                 (2,049)               (2,334)                555              1,496             (2,332)

PROVISION (BENEFIT) FOR INCOME
     TAXES                                   (222)                 (535)                252                  -               (505)
                                         --------            ----------         -----------       ------------       ------------

NET INCOME (LOSS)                        $ (1,827)           $   (1,799)        $       303       $      1,496       $     (1,827)
                                         ========            ==========         ===========       ============       ============


                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                            Parent          Guarantor         Non-Guarantor
                                           Company         Subsidiaries         Subsidiary        Eliminations       Consolidated
                                           -------         ------------         ----------        ------------       ------------
NET SALES                                  $      -         $   184,245        $    27,780        $      (939)       $    211,086

COST OF SALES                                     -             152,642             21,060               (939)            172,763
                                           --------         -----------        -----------           --------        ------------

GROSS PROFIT                                      -              31,603              6,720                  -              38,323

TOTAL EXPENSES                                    -              31,879              4,245                  -              36,124
                                           --------         -----------        -----------           --------        ------------

INCOME (LOSS) FROM OPERATIONS                     -                (276)             2,475                  -               2,199

EQUITY LOSS                                  (9,515)                  -                  -              9,515                   -

INTEREST EXPENSE                              1,592              14,503              1,093                  -              17,188

OTHER EXPENSE - net                               -                 196                  -                  -                 196
                                           --------         -----------        -----------           --------        ------------

INCOME (LOSS) BEFORE INCOME
     TAXES                                  (11,107)            (14,975)             1,382              9,515             (15,185)

PROVISION (BENEFIT) FOR INCOME
     TAXES                                     (479)             (4,798)               720                  -              (4,557)
                                           --------         -----------        -----------           --------        ------------

NET INCOME (LOSS)                          $(10,628)        $   (10,177)       $       662           $  9,515        $    (10,628)
                                           ========         ===========        ===========           ========        ============

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                            Parent          Guarantor         Non-Guarantor
                                           Company         Subsidiaries       Subsidiary        Eliminations   Consolidated
                                           -------         ------------       -------------     ------------   ------------
NET SALES                                $       -         $    188,289       $      27,383     $          -    $    215,672

COST OF SALES                                    -              145,069              19,967                -         165,036
                                         ---------         ------------       -------------     ------------    ------------

GROSS PROFIT                                     -               43,220               7,416                -          50,636

TOTAL EXPENSES                                   -               33,718               4,419                -          38,137
                                         ---------         ------------       -------------     ------------    ------------
INCOME FROM OPERATIONS                           -                9,502               2,997                -          12,499

EQUITY LOSS                                 (1,663)                   -                   -            1,663               -

INTEREST EXPENSE                             1,587               12,989                 978                -          15,554

OTHER (INCOME) EXPENSE - net                     -                  309                (105)               -             204
                                         ---------         ------------       -------------     ------------    ------------

INCOME (LOSS) BEFORE INCOME
     TAXES                                  (3,250)              (3,796)              2,124            1,663          (3,259)

PROVISION (BENEFIT) FOR INCOME
     TAXES                                    (606)                (964)                955                -            (615)
                                         ---------         ------------       -------------     ------------    ------------

INCOME (LOSS) BEFORE
     EXTRAORDINARY ITEM                     (2,644)              (2,832)              1,169            1,663          (2,644)

EXTRAORDINARY ITEM, net of tax                 763                    -                   -                -             763
                                         ---------         ------------       -------------     ------------    ------------

NET INCOME (LOSS)                        $  (3,407)        $     (2,832)      $       1,169     $      1,663    $     (3,407)
                                         =========         ============       =============     ============    ============


                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                SEPTMBER 30, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                  Parent        Guarantor        Non-Guarantor    Eliminations/
                                                 Company      Subsidiaries       Subsidiary       Adjustments       Consolidated
                                                 -------      ------------       ----------       -----------       ------------
ASSETS
CURRENT ASSETS:
    Cash                                      $       -       $      984           $     466        $       -         $    1,450
    Accounts receivable - net                         -           26,696               4,152                -             30,848
    Inventories                                       -           19,388               2,491                -             21,879
    Prepaid and other current
         assets - net                                 -             (102)                417            8,999              9,314
                                              ---------       ----------           ---------        ---------         ----------
    Total current assets                              -           46,966               7,526            8,999             63,491
                                              ---------       ----------           ---------        ---------         ----------

PROPERTY, PLANT AND
    EQUIPMENT - net                                   -           83,338               5,886                -             89,224
                                              ---------       ----------           ---------        ---------         ----------

OTHER ASSETS:
    Goodwill and other
         intangibles - net                            -           86,497              17,041                -            103,538
    Deferred financing costs -
         net                                          -            6,296                   -                -              6,296
    Other noncurrent assets                           -              178                   -                -                178
    Intercompany advances                        17,738           33,664                 112          (51,514)                 -
    Investment in subsidiaries                   22,658                -                   -          (22,658)                 -
                                              ---------       ----------           ---------        ---------         ----------
TOTAL ASSETS                                  $  40,396       $  256,939           $  30,565        $ (65,173)        $  262,727
                                              =========       ==========           =========        ==========        ==========

LIABILITIES AND
STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and
         accrued expenses                     $   3,194       $   12,536           $   4,232        $    8,859        $   28,821
                                              ---------       ----------           ---------        ----------        ---------
    Total current liabilities                     3,194           12,536               4,232             8,859            28,821
                                              ---------       ----------           ---------        ----------         ---------
LONG-TERM DEBT                                   19,997          187,904               8,088                 -           215,989
DEFERRED TAXES - net                             (7,065)           6,722               1,088                 -               745
OTHER NONCURRENT
    LIABILITIES                                       -              945                 638                 -             1,583
                                              ---------       ----------           ---------        ----------         ---------
    Total liabilities                            16,126          208,107              14,046             8,859           247,138
INTERCOMPANY ADVANCES                                 -           43,483               7,210           (50,693)                -
TOTAL STOCKHOLDERS'
    EQUITY                                       24,270            5,349               9,309           (23,339)           15,589
                                              ---------       ----------           ---------        ----------         ---------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                      $  40,396       $  256,939           $  30,565        $  (65,173)       $  262,727
                                              =========       ==========           =========        ==========        ==========

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)


                                                  Parent        Guarantor        Non-Guarantor    Eliminations/
                                                 Company      Subsidiaries        Subsidiary       Adjustments       Consolidated
                                                 -------      ------------        ----------       -----------       ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                   $       -       $      704          $      -        $       -       $     704
     Accounts receivable - net                           -           25,594             4,541                -          30,135
     Inventories                                         -           20,497             4,098                -          24,595
     Prepaid and other current assets - net              -              884               292            3,475           4,651
                                                 ---------       ----------           -------        ---------       ---------
          Total current assets                           -           47,679             8,931            3,475          60,085
                                                 ---------       ----------           -------        ---------       ---------
PROPERTY, PLANT AND EQUIPMENT - net                      -           88,301             6,272                -          94,573
                                                 ---------       ----------           -------        ----------      ---------
OTHER ASSETS:
     Goodwill and other intangibles - net                -           88,328            17,969                -         106,297
     Deferred financing costs - net                      -            6,892                 -                -           6,892
     Other noncurrent assets                             -              156                 -                -             156
     Intercompany advances                          18,655           27,150               131          (45,936)              -
     Investment in subsidiaries                     31,544                -                 -          (31,544)              -
                                                 ---------       ----------          --------        ----------      ---------
TOTAL ASSETS                                     $  50,199       $  258,506          $ 33,303        $ (74,005)      $ 268,003
                                                 =========       ==========          ========        ==========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued
        expenses                                 $  (3,395)      $   34,429          $  6,277        $   8,296       $  45,607
                                                 ---------        ---------          --------        ---------       ---------
         Total current liabilities                  (3,395)          34,429             6,277            8,296          45,607
                                                 ---------        ---------          --------        ----------      ---------
LONG-TERM DEBT                                      19,997          164,110             8,662                -         192,769
DEFERRED TAXES - net                                  (749)           4,678             1,123           (4,571)            481
OTHER NONCURRENT LIABILITIES                             -            2,030             1,020             (542)          2,508
                                                 ---------       ----------          --------        --------        ---------
          Total liabilities                         15,853          205,247            17,082            3,183         241,365
INTERCOMPANY ADVANCES                                    -           38,655             7,281          (45,936)              -
TOTAL STOCKHOLDERS' EQUITY                          34,346           14,604             8,940          (31,252)         26,638
                                                 ---------       ----------          --------        ---------        --------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                        $  50,199       $  258,506          $ 33,303        $ (74,005)       $268,003
                                                 =========       ==========          ========        ==========       ========

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                    Parent        Guarantor      Non-Guarantor
                                                   Company       Subsidiaries    Subsidiary       Eliminations      Consolidated
                                                   -------       ------------    ----------       ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                             $ (10,628)      $ (10,177)        $   662          $ 9,515        $ (10,628)
     Adjustments to reconcile net income
          (loss) to net cash provided by
          (used in) operating activities:
          Equity loss                                  9,515               -               -           (9,515)               -
          Depreciation and amortization                  719          21,930           1,254                -           23,903
          Changes in operating assets
               and liabilities                            76         (19,353)            227                -          (19,050)
                                                   ---------        --------         -------          -------        ---------
               Net cash provided by (used in)
                    operating activities                (318)         (7,600)          2,143                -           (5,775)
                                                   ---------        --------         -------          -------        ---------

CASH FLOWS USED IN
     INVESTING ACTIVITIES                                  -         (15,158)           (709)               -          (15,867)
                                                   ---------        --------         -------          -------        ---------

CASH FLOWS PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                                  -          23,038            (216)               -           22,822
                                                   ---------        --------         -------          -------        ---------

EFFECT OF EXCHANGE RATE
    CHANGES ON CASH                                        -               -            (434)               -             (434)
                                                   ---------        --------         -------          -------        ---------

NET CHANGE IN CASH                                      (318)            280             784                -              746

CASH, BEGINNING OF PERIOD                                  -           1,022            (318)               -              704
                                                   ---------        --------         -------          -------        ---------

CASH, END OF PERIOD                                $    (318)       $  1,302         $   466          $     -        $   1,450
                                                   =========        ========         =======          =======        =========

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                   Parent        Guarantor      Non-Guarantor
                                                   Company       Subsidiaries    Subsidiary       Eliminations      Consolidated
                                                   -------       ------------    ----------       ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                           $ (3,407)     $ (2,832)      $ 1,169           $ 1,663            $ (3,407)
     Adjustments to reconcile net income
          (loss) to net cash provided by
          (used in) operating activities:
          Equity loss                               1,663             -             -            (1,663)                  -
          Depreciation and amortization                23        21,571         1,063                 -              22,657
          Extraordinary item                        1,271             -             -                 -               1,271
          Changes in operating assets
               and liabilities                     (1,114)      (13,614)       (1,195)                -             (15,923)
                                                  -------      --------        ------           -------             -------
               Net cash provided by (used in)
                    operating activities           (1,564)        5,125         1,037                 -               4,598
                                                  -------      --------        ------           -------             -------

CASH FLOWS USED IN
     INVESTING ACTIVITIES                               -       (21,221)         (682)                -             (21,903)
                                                  -------      --------        ------           -------             -------

CASH FLOWS PROVIDED BY
     (USED IN) FINANCING ACTIVITIES                 1,564        16,205        (1,577)                -              16,192
                                                  -------      --------        ------           -------             -------

EFFECT OF EXCHANGE RATE
    CHANGES ON CASH                                     -             -           838                 -                 838
                                                  -------      --------        ------           -------             -------

NET CHANGE IN CASH                                      -           109          (384)                -                (275)

CASH, BEGINNING OF PERIOD                               -         1,246           384                 -               1,630
                                                  -------      --------        ------           -------             -------

CASH, END OF PERIOD                               $     -      $  1,355       $     -           $     -            $  1,355
                                                  =======      ========       =======           =======            ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999

NET SALES

         Net sales decreased 4.3% to $68.5 million in 2000 from $71.5 million in 1999. Our container manufacturing division's net sales decreased 2.3% to $54.8 million in 2000 from $56.1 million in 1999 due primarily to lower unit volumes which were partially offset by higher average selling prices. Net sales in our services division decreased 11.6% to $13.7 million in 2000 from $15.5 million in 1999 due to planned lower trip lease volumes in plastic services and lower steel reconditioning revenues.

GROSS PROFIT

         Gross profit decreased $3.6 million to $11.9 million in 2000 from $15.5 million in 1999 due to significantly higher raw material prices and lower unit volumes in our container manufacturing division. Due to increased competition, we have not been able to pass through all of the higher raw material prices in the form of increased selling prices. As a result, gross profit as a percentage of net sales decreased to 17.4% in 2000 from 21.7% in 1999.

OPERATING EXPENSES

         Operating expenses decreased 9.3% in 2000 to $11.1 million from $12.2 million in 1999. The decrease is primarily due to cost savings initiatives, including personnel reductions, implemented to offset higher raw material prices. As a percentage of sales, operating expenses were 16.2% in 2000 compared to 17.1% in 1999.

INCOME FROM OPERATIONS

         Income from operations decreased to $0.9 million in 2000 from $3.3 million in 1999 as a result of the factors described above.

OTHER EXPENSE, NET

         Other expense, net, was $0.1 million in 2000 and 1999.

INTEREST EXPENSE

         Interest expense was $5.9 million in 2000 compared with $5.6 million in 1999. The increase in interest expense is the result of increased debt levels.

LOSS BEFORE INCOME TAXES

         In 2000, the loss before income taxes was $5.1 million versus $2.3 million in 1999 as a result of the factors described above.

INCOME TAX (BENEFIT)

         The effective tax rate on the loss was 30.0% in 2000 and 21.7% in 1999, both lower than the statutory federal income tax rate due to the non-deductible portion of goodwill associated with our acquisitions and a higher foreign income tax rate.

NET LOSS

         In 2000, the net loss was $3.6 million versus $1.8 million in 1999 as a result of the factors described above.


NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999

NET SALES

         Net sales decreased 2.1% to $211.1 million in 2000 from $215.7 million in 1999. Our container manufacturing division's net sales decreased slightly to $167.0 million in 2000 from $168.3 in 1999 due primarily to lower unit volumes which were partially offset by higher average selling prices. Net sales in our services division decreased 6.9% to $44.1 million in 2000 from $47.4 million in 1999 due to planned lower trip leasing volumes and lower average selling prices in plastic services.

GROSS PROFIT

         Gross profit decreased $12.3 million to $38.3 million in 2000 from $50.6 million in 1999 due to significantly higher raw material prices and lower unit volumes in our container manufacturing division. Due to increased competition, we have not been able to pass through all of the higher raw material prices in the form of increased selling prices. As a result, gross profit as a percentage of net sales decreased to 18.2% in 2000 from 23.5% in 1999.

OPERATING EXPENSES

         Operating expenses decreased 5.3% in 2000 to $36.1 million from $38.1 million in 1999. The decrease was primarily due to the implementation of cost savings initiatives, including personnel reductions, to offset higher raw material prices. As a percentage of sales, operating expenses were 17.1% in 2000 compared to 17.7% in 1999.

INCOME FROM OPERATIONS

         Income from operations decreased by $10.3 million to $2.2 million in 2000 from $12.5 million in 1999 as a result of the factors described above.

OTHER EXPENSE, NET

         Other expense, net, remained flat at $0.2 million in both periods.

INTEREST EXPENSE

         Interest expense was $17.2 million in 2000 compared with $15.6 million in 1999. The increase in interest expense is the result of increased debt levels and a higher weighted average interest rate.


LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM

         In 2000, the loss before income taxes and extraordinary item was $15.2 million versus $3.3 million in 1999 as a result of the factors described above.

INCOME TAX (BENEFIT)

         The effective tax rate on the loss was 30.0% in 2000 and 18.9% in 1999, both lower than the statutory federal income tax rate due to the non-deductible portion of goodwill associated with our acquisitions and a higher foreign income tax rate.

EXTRAORDINARY ITEM

         As a result of the February 1999 refinancing of our revolving credit loans, term loan and the senior subordinated notes, we incurred an extraordinary charge of $0.8 million, which is net of tax benefits of $0.5 million, relating to the write-off of unamortized deferred financing costs. No such item occurred in 2000.

NET LOSS

         In 2000, the net loss was $10.6 million versus $3.4 million in 1999 as a result of the factors described above.


LIQUIDITY AND CAPITAL RESOURCES

         Our principal uses of cash are for capital expenditures, interest expense and working capital. We utilize funds generated from operations and borrowings to meet these requirements. For the nine months ended September 30, 2000, net cash used in operating activities was $5.8 million compared to net cash provided by operating activities $4.6 million for the nine months ended September 30, 1999. This change is due to lower earnings during the first nine months of 2000 and lower accounts payable due to the timing of payments.

         For the nine months ended September 30, 2000 and 1999, we made capital expenditures of $15.9 million and $21.9 million, respectively. We currently have no capital commitments outside the ordinary course of business. Our principal working capital requirements are to finance accounts receivable and inventories. As of September 30, 2000, we had net working capital of $34.7 million, including $1.5 million of cash, $30.8 million of accounts receivable, $21.9 million of inventories, $9.3 million of other current assets and $28.8 million of accounts payable and accrued expenses.

         For the nine months ended September 30, 2000, we had net borrowings on the revolving line of credit of $23.1 million due to working capital and capital expenditure requirements. The available revolving credit line was approximately $33.0 million as of September 30, 2000.

         Although cash flow after investing activities is negative, the Company believes that available borrowings under the senior credit facility will be adequate to meet short-term liquidity needs.


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

INTEREST RATE RISK

         The revolving indebtedness under our senior credit facility bears interest at a floating rate. Our primary exposure to interest rate risk is as a result of changes in interest expense related to this indebtedness due to changes in market interest rates. We maintain an interest rate collar in an aggregate notional principal amount of $22.5 million to limit our exposure to interest rate risk. Under this collar, if the actual LIBOR rate at the specified measurement date is greater than a ceiling rate stated in the collar agreement, the other party to the collar pays us the differential interest expense. If the actual LIBOR rate is lower than the floor stated in the collar agreement, we pay the other party to the collar the differential interest expense. The collar terminates on November 27, 2000. A 10% increase or decrease in interest rates at September 30, 2000 would have increased or decreased interest expense by approximately $0.5 million.

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

   *3.6           By-Laws of Container Management Services, Inc.

   *3.7           Restated Articles of Incorporation of New England Container
                  Co., Inc.

   *3.8           Amended and Restated By-Laws of New England Container
                  Co., Inc.

   *3.9           Articles of Incorporation of Russell-Stanley, Inc.

   *3.10          By-Laws of Russell-Stanley, Inc.

   *3.11          Certificate of Incorporation of RSLPCO, Inc.

   *3.12          By-Laws of RSLPCO, Inc.

EXHIBIT NO.       DESCRIPTION OF EXHIBIT
----------        ----------------------

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

 +*10.8 Licensing Agreement between Mauser-Werke GmbH and Russell-Stanley Corp., dated June 26, 1995

 +*10.9 Know How and Patent Licensing Agreement between Mauser-Werke GmbH and Russell-Stanley Corp., dated June 26, 1995

 +*10.10 Know How and Patent Licensing Agreement between Mauser-Werke GmbH and Hunter Drums Limited, dated July 31, 1996

 +*10.11 Know How and Patent Licensing Agreement between Mauser-Werke GmbH and Hunter Drums Limited, dated July 31, 1996

 +*10.12 Consent and Agreement between Hunter Drums Limited and Mauser-Werke GmbH, dated September 29, 1997

  *10.13          1998 Stock Option Plan

EXHIBIT NO.       DESCRIPTION OF EXHIBIT
----------        ----------------------

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

  *10.18 Stay Pay Agreement, dated as of July 23, 1997, between Russell-Stanley Holdings, Inc. and Mark E. Daniels

  *10.21 Services Agreement, dated as of February 10, 1999, between Russell-Stanley Holdings, Inc. and Vincent J. Buonanno

  *10.22 License Agreement between Gallay SA and Hunter Drums Limited, dated February 7, 1997

  *10.23 License Agreement between Gallay SA and Hunter Drums Limited, dated April 16, 1987

   10.24 Amendment No. 1 to the Fifth Amended and Restated Revolving Credit Agreement and Term Loan Agreement, dated as of August 11, 2000, among Russell-Stanley Holdings, Inc.
                  and its subsidiaries, as borrowers, the lenders listed therein and Fleet National Bank (f/k/a BankBoston, N.A.), as administrative agent, and Goldman Sachs Credit Partners, L.P., as syndication agent.

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

                                               RUSSELL-STANLEY HOLDINGS, INC.



Date:   November 14, 2000                 By:  /s/ RONALD M. LITCHKOWSKI
                                               -------------------------
                                                Ronald M. Litchkowski,
                                                Chief Financial Officer