Form 10-K
period 2000-12-31
RUSSELL-STANLEY HOLDINGS INC
filed 2001-04-17
CIK 1076647

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 333-76057

                            ------------------------

                         RUSSELL-STANLEY HOLDINGS, INC.

               (Exact name of Registrant as specified in charter)

                DELAWARE                                      22-3525626
     (State or other jurisdiction of              (IRS Employer Identification No.)
     incorporation or organization)

685 ROUTE 202/206 BRIDGEWATER, NEW JERSEY                     08807-1762
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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes / / No /X/

    There is no established market for our common stock. There were 2,200,764 shares of Common Stock outstanding as of March 31, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----
PART I

Item 1:                Business....................................................      3

Item 2:                Properties..................................................     10

Item 3:                Legal Proceedings...........................................     10

Item 4:                Submission of Matters to a Vote of Security Holders.........     10

PART II

Item 5:                Market for Registrant's Common Equity and Related
                       Stockholders' Matters.......................................     11

Item 6:                Selected Financial Data.....................................     11

Item 7:                Management's Discussion and Analysis of Financial Condition
                       and Results of Operations...................................     12

Item 7A:               Quantitative and Qualitative Disclosures about Market
                       Risk........................................................     18

Item 8:                Financial Statements and Supplementary Data.................     18

Item 9:                Changes in and Disagreements with Accountants on Accounting
                       and Financial Disclosure....................................     18

PART III

Item 10:               Directors and Executive Officers of the Registrant..........     19

Item 11:               Executive Compensation......................................     21

Item 12:               Security Ownership of Certain Beneficial Owners and
                       Management..................................................     25

Item 13:               Certain Relationships and Related Transactions..............     26

PART IV

Item 14:               Exhibits, Financial Statement Schedules, and Reports on Form
                       8-K.........................................................     27

SIGNATURES.........................................................................     63

                         RUSSELL-STANLEY HOLDINGS, INC.
                                     PART I

ITEM 1. BUSINESS

    We are a manufacturer and marketer of plastic and steel industrial containers and a leading provider of related container services in the United States and Canada. Our container manufacturing division manufactures and sells new plastic and steel rigid industrial containers. Our services division provides industrial container services for both plastic and steel rigid industrial containers. These services include reconditioning and selling plastic and steel industrial containers, plastic container fleet management, retrieval and recycling of empty industrial containers and leasing of plastic drums and intermediate bulk containers.

    Our container manufacturing and services divisions together have over 1,500 active customers in the agricultural, chemical, food product, lubricant, pharmaceutical and specialty chemical industries.

    We believe that our customers base their purchasing decisions primarily on price, quality and service and are increasingly looking to maintain relationships with fewer suppliers who can provide a broad range of high-quality industrial containers and related container services at competitive prices, often on a national or international basis.

    We currently operate eleven plastic drum manufacturing plants, three steel drum manufacturing plants and six container services plants throughout the United States and Canada, enabling us to be strategically located near our major customers. We sell, service and lease plastic containers in most markets in the United States and in most of the major industrial regions in Canada. We sell new steel drums in the Northeast, the Gulf Coast, parts of the Midwest and Ontario, Canada; regions where there is a high concentration of purchasers of steel drums. We sell reconditioned steel drums in the Northeast and Mid-Atlantic states.

    We own approximately 1,100 trailers and lease approximately 600 trailers to help ensure on-time delivery of containers directly to our customers' facilities.

    Our statements in this report regarding the breadth of our product offerings and our market share positions are based on our knowledge of the industry and information we have developed internally, principally through our sales and marketing efforts.

    Russell-Stanley-Registered Trademark- was incorporated in 1950 as a steel drum manufacturer and was acquired in June 1989 by affiliates of Vestar Capital Partners.

    For recent business developments, refer to the information set forth under the captions "Liquidity and Capital Resources" in Part II, Item 7 of this report.

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

    As a result of these acquisitions, we have overseen the integration of more than 100 products and the addition of our services division. In addition, we increased the number of our facilities from 8 to 20.

ALLIANCES

    We formed several strategic alliances in 1999. We joined forces with Trilla Steel Drum and Vopak Corporation, formerly known as Paktank Corporation in May, and North America Packaging Corporation (NAMPAC), formerly known as Southcorp Packaging USA, Inc. in September. Trilla Steel Drum operates in the Chicago metro market, where we do not have a steel drum facility. Our alliance has enabled us to compete against companies in that area that manufacture both plastic and steel containers. Vopak Corporation is a subsidiary of Royal Pakhoed, the world's premiere logistics services company. As a result of this alliance, we can now offer container manufacturing, filling, packaging and logistics services in key markets to customers in the chemical, petroleum, food, and related markets. NAMPAC, one of the largest manufacturers of smaller size containers, produces plastic packaging in the USA, Canada, and Puerto Rico. With this alliance, we now offer a full line of rigid plastic packaging from 1 to 330 gallons.

    As a result of these alliances, we have been able to enhance our products and services offering to meet more of the changing needs of our customers.

INDUSTRY SEGMENT OVERVIEW

    As reported by The Freedonia Group Incorporated, an international study/database company, in a study dated August 1999, the rigid industrial container industry consists of new plastic, steel and fiber drums, rigid intermediate bulk containers, pails, bulk boxes, and materials handling containers. According to The Freedonia Group, the U.S. market had sales of approximately $4.5 billion in 1998, the most recent period for which The Freedonia Group reported relevant industry data. This represents a compound annual growth rate of approximately 5.4% from 1989 sales of approximately
$2.8 billion. Our container manufacturing division competes in a sector of the rigid industrial container industry, which approximates $3.0 billion. We define our sector as consisting of new and reconditioned plastic, steel and fiber drums, rigid intermediate bulk containers and small containers/pails. Our services division competes with other providers of similar services. We do not know of any third-party source of market data for the industrial container services industry.

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

    Based on the changes we have experienced in our business and direct discussions with our customers, we believe the following trends will continue to play an important role in our industry's future:

    - larger competitors which offer broader product lines and have greater manufacturing capacities, higher operating efficiencies and a greater ability to invest in enhanced products and services will capture increasing market share as smaller, regional companies find it more difficult to compete, resulting in further consolidation of the industry. This consolidation is also extending to customer and supplier bases;

    - customers are increasingly looking to fewer suppliers to provide an increasing percentage of their industrial container supply and servicing requirements;

    - customers are increasingly seeking broader product lines and global service; consequently, our industry is becoming less regional, with customers moving towards national and international supply arrangements.

COMPETITION

    The markets for our products are competitive, and competition from current and future competitors could reduce unit volumes and selling prices and have a material adverse effect on our results of operations. We believe competition is based primarily on price, quality and service. Price competition may require us to match competitors' prices to retain business or market share. We believe that our competitive cost structure, high quality products, broad geographic coverage and high level of customer service enable us to compete effectively. Greif Bros. Corporation completed its purchase of Van Leer Industrial in March 2001 and is our primary container manufacturing competitor in both plastic and steel drums. Our other primary competitors are Hoover Materials Handling Group, Inc. and Schutz Container Systems, Inc. in plastic drums and Evans Industries, Inc. in steel drums. Our services division competes primarily with Greif Bros. Corporation, Hoover Materials Handling Group, Inc. and PalEx, Inc. Both of our divisions also compete with smaller industry participants.

CONTAINER MANUFACTURING DIVISION

    Our container manufacturing division manufactures and sells new plastic and steel rigid industrial containers.

    PLASTIC CONTAINERS

    We operate eleven plastic drum manufacturing facilities serving most markets in the United States and most of the major industrial regions in Canada. Our large containers include full lines of both tight-head and open-top drums in sizes ranging from 30 to 64 gallons. We also produce a line of smaller plastic containers in sizes ranging from 5 to 20 gallons.

    We believe that we are the principal manufacturer in the United States and Canada of 55-gallon plastic tight-head drums, which we sell under the brand names L-1 (LR-1 in Canada) and Delcon. Based on our knowledge of the industry and our customers' preferences, we believe that the designs of the L-1 and Delcon drums are the most popular designs for 55-gallon plastic tight-head drums in the United States and Canada, and we own and/or have a license to use important proprietary technology relating to the manufacture and sale of these drums. We believe that the L-1 and Delcon drums offer significant production cost advantages over earlier two-piece drum designs, including higher manufacturing speeds and lower manufacturing costs. We also believe that the L-1 and Delcon drums are superior to our competitors' similar products because of their design features. We believe that the primary advantages offered by the design features of the L-1 and Delcon drums are:

    - superior design which easily accommodates both new and old drum handling equipment and which is available with an optimally drainable feature, which we were instrumental in pioneering; and

    - excellent performance with high structural integrity.

    A key component of our strategy has been to build on the acceptance of the L-1 and Delcon drums by enhancing our broad product offering. We introduced a number of new drum designs for use in specific markets, including a plastic export drum that significantly reduces freight costs for exporters who use overseas shipping containers, an open-top plastic drum, the RS-OH, that is designed for the returnable container market served by our services division and a returnable/reusable drum principally for use in the agricultural market.

    We also manufacture several specialty tight-head drums, including three different performance levels of high-purity "clean" drums for use in the electronic chemical market, drums for the lubricant industry which use special replaceable closures and are capable of four-high stacking, a "raised head" drum for end users with special stacking requirements and a "heavy" drum that meets United Nations international shipping standards for particular products. Other products include plastic liners used for steel composite drums and a comprehensive accessory line.

    STEEL CONTAINERS

    We have three steel drum facilities which serve the Northeast, the Gulf Coast, parts of the Midwest and Ontario, Canada; regions where there is a high concentration of purchasers of steel drums.

    We produce a broad line of the widely used 55-gallon steel drum, manufactured to customer specifications, including steel gauge, special linings, custom painting and special closure systems. Our line of steel drum products also includes lined and unlined tight-head and open-top drums and tight-head drums that incorporate our optimally drainable design feature. In addition, we also manufacture a steel export drum that significantly reduces freight costs for exporters who use overseas shipping containers and a steel composite drum which contains a plastic liner for applications requiring permeation protection.

SERVICES DIVISION

    Our services division provides industrial container services for both plastic and steel rigid industrial containers. These services include reconditioning and selling plastic and steel industrial containers, plastic container fleet management, retrieval and recycling of empty industrial containers and leasing of plastic drums and intermediate bulk containers.

    The addition of these container services to our historical manufacturing business enables us to serve a wider range of our customers' evolving industrial container requirements and is an important aspect of our strategy to retain and enhance a leading market position as our customers increasingly look to maintain relationships with fewer suppliers.

    PLASTIC CONTAINER SERVICES

    Our services division pioneered the businesses of plastic container leasing on a per use or round-trip basis and plastic container fleet management in the United States and Canada utilizing bar coded tracking technology. Under the lease model, our services division leases a plastic container to a customer, who fills the container and ships the full container to its customer, the end-user. The end-user then calls a toll-free number, and we arrange to pick up the empty container directly from the end-user. Upon its return, the container is thoroughly inspected, cleaned, graded and either inventoried for re-use or, if below grade, recycled or sold. We charge our leasing customers a flat per use price. The drum lease business model has become less economically viable over time due to poor return rates and greater geographic coverage for reverse logistics. Consequently we are transitioning the lease model to a reconditioning business model. Under this model, the customer purchases new plastic drums from our container manufacturing division. We provide the customer with the same services described above through our services division, however customers are incentivized to assist us in maximizing container return rates and lower their packaging costs.

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

    CONTAINER RECYCLING

    We provide for the environmentally sound destruction of plastic, fiber and steel containers that are not suitable for reconditioning on a contract basis. The empty containers are cleaned in an environmentally sound manner and are then processed for sale as recycled material. We have also successfully manufactured a 55-gallon plastic open head drum from recycled resin. We will commercialize this product in 2001.

CUSTOMERS

    We have a broad customer base and are not dependent upon a single customer, or a few customers. Our top twenty-five customers account for approximately one-third of consolidated net sales and no individual customer exceeds 3% of consolidated net sales.

RAW MATERIALS

    The principal raw material and most significant cost component for our plastic containers is high-density polyethylene resin, also known as HDPE resin. We generally maintain less than one month of HDPE resin inventory at each plastic manufacturing facility.

    The principal raw material and most significant cost component for our steel drums is cold-rolled steel. We generally maintain one to two months of cold-rolled steel inventory at each steel manufacturing facility. We maintain this level of inventory because we purchase a portion of our cold-rolled steel from foreign suppliers who do not ship as frequently as domestic suppliers. There is no effect on our operating margin from maintaining this additional inventory.

    Raw materials purchasing is centrally managed from our corporate headquarters. We maintain relationships with various suppliers for HDPE resin, cold-rolled steel and other raw materials. While we generally believe our access to raw materials is good, we may not have an uninterrupted supply of raw materials at competitive prices. We generally do not have long-term supply contracts with our suppliers, and our purchases of raw materials are subject to market prices. We generally attempt to pass changes in the prices of raw materials to our customers over a period of time, but recently due to increased competition we have not been able to pass through all of the higher raw material costs.

    We do not manufacture rigid intermediate bulk containers. Our rigid intermediate bulk container purchases are affected through individual purchase orders. The unavailability or unwillingness of a manufacturer to supply us with rigid intermediate bulk containers, or IBCs, on commercially reasonable terms, or at all, would restrict our ability to offer IBC leasing services to our customers, which could have a material adverse effect on our results of operations. In addition, the inability of a manufacturer to supply IBCs in a timely fashion, or to satisfy our quality standards, could cause us to miss the delivery date requirements of our customers for those items, which could result in a cancellation of orders, refusal to accept delivery or a reduction in prices and, as a result, could have a material adverse effect on our results of operations. We purchase IBCs which our services division leases to our customers. Our IBC suppliers are also our competitors in some of our product lines. We do not have long-term contracts for the supply of IBCs with these manufacturers and compete with other companies for production capacity. Should we need to secure alternative suppliers, only a small number of alternative suppliers exist.

SALES AND MARKETING

    Our sales and marketing is conducted primarily through a direct sales force of 37 people. Our sales force sells all product and service lines, and includes a group of Strategic Account Managers who sell and market to our large customers who tend to purchase across a wide range of products and services. Our sales force promotes us as a source for all of our customers' rigid industrial container requirements.

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

EMPLOYEES

    As of December 31, 2000, we employed 1,310 persons, of whom 31 were employed at corporate headquarters, 234 were regional or area managers and support personnel and 1,045 were employed at our manufacturing and service facilities. Approximately 35% of our employees are represented under collective bargaining agreements, which expire from May 2001 to March 2006. None of our employees are working under expired collective bargaining agreements. We do not anticipate any difficulty in extending or renegotiating our collective bargaining agreements as they expire. While we believe that our labor relations with our unionized employees are good, a prolonged labor dispute could have a material adverse effect on our business and results of operations.

ENVIRONMENTAL MATTERS

    Our operations are subject to federal, state, local and Canadian environmental laws that continue to be adopted and amended. These environmental laws regulate, among other things, air and water emissions and discharges at our manufacturing and service facilities; our generation, storage, treatment, transportation and disposal of solid and hazardous waste; and the release of toxic substances, pollutants and contaminants into the environment at properties that we operate and at other sites. In some circumstances and jurisdictions, these laws also impose requirements regarding the environmental conditions at properties prior to a transfer or sale. These laws may apply to facilities that we previously owned or operated. Our business involves the manufacture, sale, lease and reconditioning of containers, which may be used for food, agricultural, petroleum and chemical products. Risks of significant costs and liabilities are inherent in our operations and facilities, as they are with other companies engaged in like businesses. We believe, however, that our operations are in substantial compliance with all applicable environmental laws.

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

    The U.S. Environmental Protection Agency (the "EPA") confirmed the presence of contaminants, including dioxin, in and along the Woonasquatucket River in Rhode Island. Prior to 1970, New England Container ("NEC") operated a facility in North Providence, Rhode Island along the Woonasquatucket River at a site where contaminants have been found. NEC, the current owners of the property, and others have been formally identified by the EPA as potentially responsible parties, with the site added to the National Priority Superfund Site list in February 2000. Although NEC no longer operates the facility, and did not operate the facility at the time we acquired the outstanding capital stock of NEC in July 1998, NEC could incur liability under federal and state environmental laws and/or as a result of civil litigation. Any resulting liability is subject to a contractual indemnity from Vincent J. Buonanno, one of our directors and the former owner of NEC, subject to a $2.0 million limit, and rights of contribution from other potential responsible parties. In January 2001, the EPA announced it was proceeding with an interim soil removal project and will be undertaking further testing and analysis to determine what, if any, remedial action in addition to the interim soil removal will be required. On March 26, 2001, the EPA issued a unilateral administrative order pursuant to Section 106(a) of the federal Comprehensive Environmental Response, Compensation and Liability Act requiring NEC and the other potentially responsible parties to perform the interim soil removal project. We currently are unable to estimate the likelihood or extent of any liability; however, this matter may result in liability to NEC that could have a material adverse effect on our financial condition and results of operations.

ITEM 2. PROPERTIES

    We own or lease eleven plastic and three steel drum manufacturing facilities and six service facilities. The following table sets forth particular information as of December 31, 2000 with respect to our facilities:

LOCATION                                 DESCRIPTION          AREA (SQUARE FEET)   LEASED OR OWNED
--------                          --------------------------  ------------------   ---------------
Allentown, Pennsylvania           Plastic Manufacturing                145,000        Leased
Romeoville, Illinois              Plastic Manufacturing                 70,000        Owned
Houston, Texas                    Plastic Manufacturing                 50,000        Owned
Rancho Cucamonga, California      Plastic Manufacturing                 73,500        Owned
Nitro, West Virginia              Plastic Manufacturing                 58,000        Leased
Reserve, Louisiana                Plastic Manufacturing                 72,000        Owned
The Woodlands, Texas              Plastic Manufacturing                 90,000        Leased
Atlanta, Georgia                  Plastic Manufacturing                 95,000        Owned
South Brunswick, New Jersey       Plastic Manufacturing                110,000        Leased
Addison, Illinois                 Plastic Manufacturing                135,000        Owned
Bramalea, Ontario                 Plastic Manufacturing                 80,000        Leased
Woodbridge, New Jersey            Steel Manufacturing                  120,000        Owned
Houston, Texas                    Steel Manufacturing                  106,500        Owned
Burlington, Ontario               Steel Manufacturing                   60,000        Owned
Simpsonville, South Carolina
  (two facilities)                Plastic Services              123,000/40,000        Leased
Allentown, Pennsylvania           Plastic Services                     145,000        Leased
Smithfield, Rhode Island          Plastic and Steel Services            44,000        Owned
Baltimore, Maryland               Steel Services                        39,000        Leased
Richmond, Virginia                Steel Services                        16,500        Leased

    Our leased corporate and executive headquarters, located in Bridgewater, New Jersey, provides administrative services to our facilities, including accounting, accounts receivable, financial reporting, human resources, information technology, insurance, marketing, taxes and treasury services.

    All of our facilities are generally well maintained and adequate for the purpose for which they are intended. We conduct continuing reviews of our facilities with the view to modernization and cost reduction.

ITEM 3. LEGAL PROCEEDINGS

    We are a party to various lawsuits arising in the ordinary course of business. We do not believe these lawsuits are material to our results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

    There is no established trading market for our common stock, of which there were fifteen (15) holders of record on December 31, 2000. We have not paid any dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. Our senior credit facility prohibits us from paying dividends, as does the indenture pursuant to which our outstanding senior subordinated notes were issued.

ITEM 6. SELECTED FINANCIAL DATA

    Set forth below is selected consolidated financial data as of and for the years ended December 31, 2000, 1999, 1998, 1997 and 1996. The data presented below should be read in conjunction with the discussion under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements.

    Certain amounts in 1999 and 1998 have been reclassified to conform to the 2000 and 1999 presentations.

                                                                FISCAL YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------
                                                       2000       1999       1998       1997       1996
                                                     --------   --------   --------   --------   --------
                                                                    (DOLLARS IN MILLIONS)
STATEMENT OF OPERATIONS DATA:
Net sales:
  Container manufacturing division.................  $ 217.5     $224.9     $230.0     $161.1     $141.9
  Services division................................     56.0       62.2       46.6       15.2         --
                                                     -------     ------     ------     ------     ------
    Total net sales................................    273.5      287.1      276.6      176.3      141.9
Cost of sales......................................    224.5      222.5      213.2      133.6      103.6
                                                     -------     ------     ------     ------     ------
Gross profit.......................................     49.0       64.6       63.4       42.7       38.3
Selling, general and administrative
  expenses.........................................     48.3       51.4       45.5       26.8       24.3
Non-recurring charges..............................       --        1.9        6.2         --         --
                                                     -------     ------     ------     ------     ------
Income from operations.............................      0.7       11.3       11.7       15.9       14.0
Other (income) expense, net........................       --       (0.1)       0.5        0.2        0.3
Interest expense...................................     23.2       21.1       16.0        8.8        7.5
                                                     -------     ------     ------     ------     ------
Income (loss) before income taxes and
  extraordinary items..............................    (22.5)      (9.7)      (4.8)       6.9        6.2
Provision (benefit) for income taxes...............     (6.6)      (2.2)      (0.5)       2.9        2.5
                                                     -------     ------     ------     ------     ------
Income (loss) before extraordinary items...........  $ (15.9)    $ (7.5)    $ (4.3)    $  4.0     $  3.7
                                                     =======     ======     ======     ======     ======
OTHER FINANCIAL DATA:
Cash flows from (used in):
  Operating activities.............................  $   0.7     $ 14.3     $ 30.8     $ 17.7     $  4.4
  Investing activities.............................    (20.8)     (28.6)     (41.2)    (140.3)      (3.3)
  Financing activities.............................     20.9       13.3       11.0      122.5       (1.3)
  Capital expenditures.............................     20.8       28.6       28.7        9.9        3.3
  Depreciation and amortization....................     30.1       30.1       26.6       10.1        5.9
BALANCE SHEET DATA:
  Working capital..................................  $(194.9)    $ 14.5     $ 12.9     $ 20.2     $ 17.6
  Property, plant and equipment, net...............     87.6       94.6       92.6       85.0       31.2
  Total assets.....................................    259.8      268.0      258.3      245.5       88.8
  Total debt.......................................    214.3      192.8      171.6      161.4       86.2
  Redeemable preferred stock.......................       --         --         --         --       27.5
  Total stockholders' equity (deficit).............      9.9       26.6       33.5       38.8      (14.5)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The rigid industrial container industry continues to undergo consolidation and remains extremely competitive. We believe that the industry will evolve to support a few participants who are able to provide a broad range of containers and related container services.

    All of our revenues are derived from sales of our products and services. Our expenses consist primarily of cost of sales, selling, general and administrative expenses and interest expense. The most significant component of cost of sales is our expense for purchases of HDPE resin, which is the principal raw material for plastic drums, and cold-rolled steel, which is the principal raw material for steel drums. Consolidation of resin producers narrows supplier choices to a few large players and could make price negotiations more difficult. Over a period of time, we generally attempt to pass changes in the prices for HDPE resin and cold-rolled steel through to our customers, but recently due to increased competition we have not been able to pass through all of the higher raw material costs. At times, we will increase the purchase of HDPE resin and cold-rolled steel in anticipation of price increases. Plastic drum financial performance has been recently impacted by rising fuel and electricity costs as well as electrical supply interruptions impacting our Southern California plant. Our overall results of operations are affected by the level of economic activity in the industries served by our customers, which in turn may be affected, by the level of economic activity in the U.S. and foreign markets, which they serve. Because we operate with little or no backlog, changes in economic activity, positive and negative affect our results of operations more quickly than these changes would affect the results of operations of a company that operated with a backlog.

    We expect plastic drum shipments in the United States to move with the gross domestic product, with gains being restrained as users of rigid industrial containers increasingly convert to IBCs, which we expect to rise 10% annually through 2003. A typical IBC replaces the need for approximately five 55-gallon drums. Although we provide IBCs through our services division, currently, we do not manufacture IBCs and are evaluating options for obtaining or acquiring the capacity to do so. There can be no assurance that we will be successful in obtaining or acquiring this capacity.

    Financial performance of the steel drum and steel reconditioning industry reflects lower margins due to excess capacity, which keeps prices depressed. The natural gas price escalation of late has a further negative impact on new and reconditioned steel drum margins. Although we anticipate minimal/flat growth in the overall steel drum and steel reconditioning market, we believe opportunities exist to increase our market share for our steel products mainly from competitors exiting the business, due to a lack of funds for equipment, environmental and quality initiatives as well as geographic expansion.

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

RESULTS OF OPERATIONS

    The following table sets forth, for each of the periods indicated, statement of operations data, expressed as a percentage of net sales:

                                                               FISCAL YEAR ENDED
                                                                  DECEMBER 31,
                                                         ------------------------------
STATEMENT OF OPERATIONS DATA:                              2000       1999       1998
-----------------------------                            --------   --------   --------
Net sales..............................................   100.0%     100.0%     100.0%
Cost of sales..........................................    82.1       77.5       77.1
Gross profit...........................................    17.9       22.5       22.9
Selling, general and administrative expenses...........    17.6       17.9       16.4
Income from operations.................................     0.3        3.9        4.2
Interest expense.......................................     8.5        7.3        5.8
Loss before taxes and extraordinary items..............    (8.2)      (3.4)      (1.7)
Loss before extraordinary items........................    (5.8)      (2.7)      (1.6)

FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO FISCAL YEAR ENDED DECEMBER 31,
  1999

    NET SALES

    Net sales decreased 4.7% to $273.5 million in 2000 from $287.1 million in 1999. Our container manufacturing division's net sales declined 3.3% to $217.5 million in 2000, from $224.9 million in 1999, due primarily to unit volume decreases coupled with competitive price pressures. Unit volume decreased due primarily to a slowdown in the economy. Net sales in our services division decreased 10% to $56.0 million in 2000 from $62.2 million in 1999 due to planned lower trip leasing volumes associated with our transition to a reconditioning business model, customer rationalization, and lower drum prices.

    GROSS PROFIT

    Gross profit decreased $15.6 million to $49.0 million in 2000 from $64.6 million in 1999, due to significantly higher raw material prices and lower unit volumes in our container manufacturing division. Due to increased competition, we have not been able to pass through all of the higher raw material prices in the form of increased selling prices. As a result, gross profit as a percentage of net sales decreased to 17.9% in 2000 from 22.5% in 1999.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses as a percentage of net sales decreased to 17.6% in 2000 from 17.9% in 1999 primarily due to the implementation of cost savings initiatives, including personnel reductions, to offset higher raw material prices.

    NON-RECURRING CHARGES

    In 1999, we developed a plan to further streamline our operations as a result of our change in management. We recorded approximately $1.9 million of additional non-recurring charges in 1999 that related to severance and other personnel related costs. No such charges were incurred in 2000.

    INCOME FROM OPERATIONS

    Income from operations decreased by $10.6 million to $0.7 million in 2000 from $11.3 million in 1999 as a result of the factors described above.

    INTEREST EXPENSE

    Interest expense was $23.2 million in 2000 compared with $21.1 million in 1999. The increase in interest expense is the result of increased debt levels and a higher weighted average interest rate.

    LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM

    In 2000, the loss before income taxes and extraordinary item was $22.5 million versus $9.7 million in 1999, as the result of the factors described above.

    INCOME TAX (BENEFIT)

    The effective tax rate on the loss was (29.3)% in 2000 and (23.0)% in 1999, both lower than the statutory federal income tax benefit due to the non-deductible portion of goodwill associated with our acquisitions and higher foreign income taxes.

    LOSS BEFORE EXTRAORDINARY ITEM

    In 2000, the loss before extraordinary item was $15.9 million versus $7.5 million in 1999 due to the factors described above.

    EXTRAORDINARY ITEM

    As a result of the February 1999 refinancing of our revolving credit loan and term loans, we incurred an extraordinary charge of $0.8 million, which is net of tax benefits of $0.5 million, relating to the write-off of unamortized deferred financing costs. No such item occurred in 2000.

    NET LOSS

    In 2000, the net loss was $15.9 million versus $8.2 million in 1999, as a result of the factors described above.

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

    INCOME TAX (BENEFIT)

    The effective tax rate on the loss was (23.0)% in 1999 and (10.4)% in 1998, both lower than the statutory federal income tax benefit due to the non-deductible portion of goodwill associated with our acquisitions and higher foreign income taxes.

    LOSS BEFORE EXTRAORDINARY ITEM

    In 1999, the loss before extraordinary item was $7.5 million versus $4.3 million in 1998 due to the factors described above.

    EXTRAORDINARY ITEM

    As a result of the February 1999 refinancing of our revolving credit loan and term loans, we incurred an extraordinary charge of $0.8 million, which is net of tax benefits of $0.5 million, relating to the write-off of unamortized deferred financing costs.

    NET LOSS

    In 1999, the net loss was $8.2 million versus $4.3 million in 1998, as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal uses of cash are for capital expenditures, interest expense and working capital. We utilize funds generated from operations and borrowings to meet these requirements. For the years ended December 31, 2000, 1999 and 1998, net cash generated by operating activities totaled approximately
$0.7 million, $14.3 million and $30.8 million, respectively. The decline in net cash generated by operating activities is due to lower earnings in 2000 and higher interest charges coupled with lower accounts payable due to timing of payments.

    For the years ended December 31, 2000, 1999 and 1998, we made capital expenditures of approximately $20.8 million, $28.6 million and $28.7 million, respectively. Our capital expenditures included approximately $10.5 million, $18.0 million and $14.7 million for purchases of containers for our plastic services business for the years ended December 31, 2000, 1999 and 1998, respectively. We currently have no capital commitments outside the ordinary course of business. Our principal working capital requirements are to finance accounts receivable and inventories.

    On February 10, 1999, we refinanced our revolving credit loan and term loans by amending our senior credit facility to provide for a $75.0 million revolving credit line (including a $15.0 million Canadian credit line), which bears interest, at our election, at a combination of domestic source and Eurodollar borrowing rates which fluctuate based on our earnings before income taxes, depreciation and amortization (EBITDA) and debt levels, and a $25.0 million term loan, bearing interest at 9.48%. The revolving credit facility matures in February 2004 and the term loan matures in two equal installments in June 2006 and 2007. In addition, we issued $150.0 million of 10 7/8% senior subordinated notes due February 15, 2009, issued at 99.248% resulting in an effective yield of 11.0%. The senior credit facility contains certain covenants and restrictions and is secured by substantially all our assets. The notes require semi-annual interest payments which commenced August 15, 1999 and mature February 2009. The notes are subordinate to all existing and future senior indebtedness and are unconditionally guaranteed by the domestic subsidiaries and contain a number of customary covenants and restrictions. Deferred financing charges of approximately $7.7 million were incurred in connection with the refinancing in 1999 and $0.4 million in 2000 in connection with the amendment to the Credit Agreement. As of December 31, 2000, we and our subsidiaries had total indebtedness of approximately $214.3 million, approximately $65.0 million of which was senior indebtedness.

    We announced on January 26, 2001 that we retained The Blackstone Group, L.P. in order to assist in developing a financial restructuring plan and that an ad hoc committee of senior subordinated noteholders has been organized. We have commenced discussions with this committee towards developing a consensual financial restructuring plan to de-leverage our capital structure. We are seeking to restructure our bond debt and do not intend to impair in any way our trade creditors or implement layoffs as part of this financial restructuring plan. Discussions with this committee and banks are in their preliminary stages, and there can be no assurance that a financial restructuring will be completed.

    Due to the impact of a weaker economic environment on our business results, we failed to comply with the minimum interest coverage and minimum adjusted EBITDA covenants of our Credit

Agreement at December 31, 2000. In addition, management evaluated its 2001 cash flow projections and debt service requirements and based upon this evaluation, management believes that we will most likely not comply with certain debt covenants throughout 2001. We also elected not to make the interest payment due February 15, 2001 on our Senior Subordinated Notes. The failure to make the scheduled interest payment constitutes a default under the Bond Indenture, subject to a 30-day grace period, and also constitutes an Event of Default pursuant to Article 15.1 (f) of the Credit Agreement relating to making any payments in respect of Material Indebtedness (as defined in the Credit Agreement). The 30-day grace period to make the interest payment to cure the default expired on March 15, 2001 and as a consequence, the Senior Subordinated Notes, revolving credit loans and term loan are callable and therefore have been classified as current liabilities in the December 31, 2000 consolidated balance sheet. The Company and its lenders under the Credit Agreement have entered into a 60-day Forbearance and Amendment Agreement (the Forbearance Agreement), dated February 15, 2001, pursuant to which the lenders will not call the Company's outstanding debt through the termination of the Forbearance Agreement and will continue to allow the Company to draw on their revolving credit facility to satisfy working capital needs subject to certain limitations. In addition, the interest rate on the Company's term loan and the revolving credit loan margin was increased 0.5% and the facility's commitment was temporarily reduced from $75.0 million to $60.0 million. The Forbearance Agreement terminates on the earlier of (a) the occurrence of an additional event of default (as defined);
(b) April 17, 2001 or (c) the date on which the Senior Subordinated Notes are accelerated. We anticipate extending the Forbearance Agreement an additional sixty days from April 17, 2001 as negotiations with the lenders and noteholders progress.

    The consolidated financial statements of the Company indicate that as a result of the above matters, at December 31, 2000, current liabilities exceeded current assets by $194.9 million. Historically, cash flows generated from operations, supplemented by the unused borrowing capacity under the Revolving Credit Agreement, have been sufficient to pay the Company's debts as they come due, provide for its capital expenditures and meet its other cash requirements. The consolidated financial statements of the Company presented herein do not reflect any adjustments that could result from the Company's financial restructuring plan and there can be no assurance that such a plan will be completed. Failure to complete this plan would raise substantial doubt about the Company's ability to continue as a going concern.

EFFECT OF INFLATION

    Inflation generally affects our business by increasing the interest expense of floating rate indebtedness and by increasing the cost of raw materials, labor and equipment. As discussed above, the inability to recover the higher costs of raw materials in 2000 has had a material effect on our business.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has determined that it is in compliance with the revenue recognition provisions and criteria set forth in SAB 101 and that no modifications are necessary to the Company's current revenue recognition policies and procedures.

    Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, took effect for the Company on January 1, 2001. These standards require that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. In addition, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. Adoption of these new accounting standards did not have a material impact on the Company's financial condition or results of operations.

FORWARD LOOKING STATEMENTS

    Readers are cautioned that the Results of Operations and other sections of this report contain forward-looking statements that are based on management's current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, we cannot assure you that our assumptions and expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A description of some of the factors that could cause actual results to differ materially from expectations expressed in the Company's forward-looking statements set forth in the Company's Form S-4 (File No. 333-76057) filed with the Securities and Exchange Commission under the caption "Forward-Looking Statements" is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    MANAGING FOREIGN CURRENCY AND INTEREST RATE EXPOSURE

    The Company is exposed to market risk from foreign currency exchange rate fluctuations as measured against the U.S. dollar and interest rates. We manage this exposure through internal policies and procedures and the use of derivative financial instruments when considered appropriate. As a matter of policy, the Company does not speculate in financial markets and therefore does not hold or issue derivative financial instruments for trading purposes.

    INTEREST RATE RISK

    The revolving indebtedness under our senior credit facility bears interest at a floating rate. Our primary exposure to interest rate risk is as a result of changes in interest expense related to this indebtedness due to changes in market interest rates. A 10% increase in interest rates at December 31, 2000 would not have a material adverse affect on our results of operations, financial condition or cash flows.

    FOREIGN CURRENCY EXCHANGE RATE RISK

    We have operations in Canada and sales denominated in Canadian dollars. Our primary exposure to foreign currency exchange rate risk is as a result of changes in the exchange rate between the U.S. dollar and the Canadian dollar. We currently do not maintain any derivative financial instruments to limit our exposure to this risk. The Company has entered into foreign currency forwards to hedge the currency exposure of firm fixed asset purchases denominated in Deutsche Marks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See the "Index to Financial Statements" which is located on page 30 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III
                                   MANAGEMENT

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Our Directors and executive officers are as follows:

NAME                                          AGE                           POSITION
----                                        --------                        --------
Daniel W. Miller..........................     50      Chairman of the Board of Directors, President and
                                                       Chief Executive Officer, Assistant Secretary and
                                                         Director
Michael W. Hunter.........................     43      Executive Vice President--Global Marketing, Sales
                                                       and Business Development, and Director
John H. Hunter............................     54      Vice President, Operations and
                                                       Engineering--Container Manufacturing Division
David C. Garrison.........................     61      Vice President, Operations--Container Manufacturing
                                                         Division
Ronald M. Litchkowski.....................     43      Vice President, Chief Financial Officer, Treasurer
                                                       and Secretary
Arthur C. Pisano, Jr......................     41      Vice President, Labor, Operations, and Human
                                                         Resources
Norman W. Alpert..........................     42      Director
Vincent J. Buonanno.......................     56      Director
Todd N. Khoury............................     35      Director
Leonard Lieberman.........................     72      Director
Kevin Mundt...............................     46      Director
Arthur J. Nagle...........................     62      Director
Vincent J. Naimoli........................     62      Director
Daniel S. O'Connell.......................     47      Director
John W. Priesing..........................     72      Director
Robert L. Rosner..........................     41      Director

    DANIEL W. MILLER joined Russell-Stanley in March 1995 and was appointed Senior Vice President and Chief Financial Officer in February 1996. Mr. Miller was appointed Senior Vice President, Finance and Chief Financial Officer in June 1996 and became Executive Vice President and Chief Financial Officer in May 1998. Prior to May 1998, Mr. Miller was also a Managing Director of Vestar Resources, Inc., an affiliate of Vestar, which he joined in 1993. He was appointed President of Russell-Stanley in October 1999, Chief Executive Officer in March 2000 and Chairman of the Board in January 2001. Mr. Miller's prior experience includes executive positions at Dresser Industries, Inc., Forstmann Little & Co. and Wesray Capital Corporation. Mr. Miller is a C.P.A. and holds a B.S. from Northern Illinois University.

    MICHAEL W. HUNTER joined Russell-Stanley as Executive Vice President and President of Hunter Drums Limited with the acquisition of Hunter Drums Limited in 1997. Mr. Hunter is currently Executive Vice President--Global Marketing, Sales and Business Development. He joined Hunter Drums Limited in 1979 and became President in 1984. Mr. Hunter holds a B.A. from the University of Western Ontario.

    JOHN H. HUNTER joined Russell-Stanley in 1984 as a Vice President and was appointed Vice President--Plastics Division in 1986. Mr. Hunter is currently Vice President, Operations and Engineering--Container Manufacturing Division. Prior to joining Russell-Stanley, Mr. Hunter was a Plant Manager for ACT.
Mr. Hunter holds a B.S. from the University of Strathclyde in Glasgow, Scotland.

    DAVID C. GARRISON joined Russell-Stanley as Vice President, Operations in 1991. Mr. Garrison is currently Vice President, Operations-Container Manufacturing Division. Prior to joining Russell-Stanley, Mr. Garrison was Vice President and General Manager at Eastern Steel Barrel Corp. From 1962 to 1978, he was employed by American Thermoplastics Corporation, a subsidiary of Phillips Petroleum Company. Mr. Garrison holds a B.S. from Lehigh University.

    RONALD M. LITCHKOWSKI joined Russell-Stanley as Vice President, Controller in 1997. He was appointed Vice President, Chief Financial Officer, Treasurer and Secretary in October 1999. Prior to joining Russell-Stanley, Mr. Litchkowski was Vice President of Finance and Administration for the Institutional Products Division of Colgate-Palmolive Company, where he worked in various executive financial management positions since 1989. His initial experience was gained as an audit manager with Price Waterhouse. Mr. Litchkowski is a C.P.A. and holds a B.S. from King's College.

    ARTHUR C. PISANO, JR. joined Russell-Stanley in the Sales and Marketing Department in 1991. He was appointed Vice President, Labor, Operations, and Human Resources in January of 2000. In his tenure with Russell-Stanley,
Mr. Pisano has held management positions of increasing responsibility in operations, human resources, labor relations and union negotiations. Prior to joining Russell-Stanley, Mr. Pisano held various operating positions with Radial Castings. Mr. Pisano holds a B.S. from St. Thomas Aquinas College.

    NORMAN W. ALPERT is a Managing Director of Vestar and was a founding partner of Vestar at its inception in 1988. Mr. Alpert is Chairman of the Board of Directors of Advanced Organics, Inc., and Aearo Corporation, and a Director of MCG Credit Corp., Internet Venture Works, L.L.C., Cluett American Corp., Siegelgale Holdings, Inc. and Remington Products Company, L.L.C., all companies in which Vestar has a significant equity interest. Mr. Alpert holds an A.B. from Brown University.

    VINCENT J. BUONANNO is the Chairman and Chief Executive Officer of Tempel Steel Company of Chicago, a producer of magnetic steel laminations.
Mr. Buonanno was the principal stockholder and President of New England Container from 1980 until 1997 and is a trustee of Brown University.
Mr. Buonanno holds an A.B. from Brown University.

    TODD N. KHOURY is a Managing Director of Vestar and joined Vestar in 1993. Mr. Khoury is also a director of MCG Credit Corp., Siegelgale Holdings, Inc., and Valor Telecommunications, L.L.C., all companies in which Vestar has a significant equity interest. Mr. Khoury holds a B.A. from Yale University and a M.B.A. from Harvard University.

    LEONARD LIEBERMAN is a retired Chief Executive Officer of Supermarkets General Corporation and Outlet Communications, Inc. Mr. Lieberman is also a director of Advanced Organics, Inc., and Consolidated Container Company, LLC, companies in which Vestar has a significant equity interest, Sonic Corporation, and Nice-Pak Products, Inc. Mr. Lieberman holds a B.A. from Yale University, a J.D. from Columbia University and participated in the Advanced Management Program at Harvard University.

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

    ARTHUR J. NAGLE is a Managing Director of Vestar and was a founding partner of Vestar at its inception in 1988. Mr. Nagle is a director of Advanced Organics Holdings, Inc., Aearo Corporation, Gleason Corporation, Remington Products Company, L.L.C., and Sheridan Healthcare, all companies in which Vestar has a significant equity interest. Mr. Nagle holds a B.A. from Pennsylvania State University and a M.B.A. from Columbia University.

    VINCENT J. NAIMOLI is the Chairman, President and Chief Executive Officer of Anchor Industries International. Mr. Naimoli is also Managing General Partner and Chief Executive Officer of the Tampa Bay Devil Rays, Ltd. Major League Baseball Club and a director of JLM Corporation. Mr. Naimoli holds a B.S.M.E. from the University of Notre Dame, a M.S.M.E. from New Jersey Institute of Technology, a M.B.A. from Fairleigh Dickinson University and attended the Advanced Management Program at Harvard University.

    DANIEL S. O'CONNELL is the founder and Chief Executive Officer of Vestar. Mr. O'Connell is a director of Aearo Corporation, Cluett American Corporation, Insight Communications Company, L.P., Michael Foods, Inc., Remington Products Company, L.L.C., Siegelgale Holdings, Inc., Sunrise Medical, Inc., and St. John Knits, Inc., all companies in which Vestar has a significant equity interest. Mr. O'Connell holds an A.B. from Brown University and a M.B.A. from Yale University.

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

    ROBERT L. ROSNER is a Managing Director of Vestar and was a founding partner of Vestar at its inception in 1988. Mr. Rosner was Chairman of Russell-Stanley's Board of Directors from 1998 until January 2001. Mr. Rosner is also a director of Remington Products Company, L.L.C., and Sheridan Healthcare, Inc., both companies in which Vestar has a significant equity interest. Mr. Rosner holds a B.A. from Trinity College and a M.B.A. from the University of Pennsylvania.

    There are no family relationships among any of our directors or executive officers.

    During 2000, Todd N. Khoury, Leonard Lieberman and Arthur J. Nagle served on the Compensation Committee of our board of directors.

BOARD COMPENSATION

    All directors are reimbursed for expenses incurred in attending all Board and committee meetings. Directors who are also employees of ours or Vestar do not receive remuneration for serving as directors. Each director of the Board receives $15,000 per year for his service as a director, $2,000 for each meeting of the Board attended in person, $1,000 for each meeting of the Board attended by teleconference, $1,000 for each committee meeting attended in person and $500 for each committee meeting attended by teleconference.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth summary information concerning compensation for services in all capacities awarded to, earned by or paid to our Chief Executive Officer and each of our other four most highly compensated executive officers whose aggregate cash and cash equivalent compensation exceeded $100,000 (collectively, the "Named Executive Officers"), with respect to the year ended December 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION        LONG TERM COMPENSATION
                                            ----------------------      -----------------------
                                                                        SECURITIES
                                                                        UNDERLYING      LTIP
                                                                         OPTIONS      PAYOUTS      ALL OTHER
NAME AND                                     SALARY        BONUS           (#)          ($)       COMPENSATION
PRINCIPAL POSITION                 YEAR       ($)           ($)           AWARDS      PAYOUTS        ($)(1)
------------------               --------   --------      --------      ----------   ----------   ------------
Daniel W. Miller...............    2000     330,000                                                   10,988(2)
  Chairman of the Board,           1999     280,000       135,000                                     11,600(3)
  President and Chief Executive    1998     247,308(4)    125,000(5)      15,000
  Officer

Michael W. Hunter..............    2000     267,330(6)                                               473,523(7)
  Executive Vice President-        1999     254,600(8)     94,470(9)                                 473,523(7)
  Global Marketing, Sales and      1998     238,319(10)    94,470(9)      17,500                     473,523(7)
  Business Development

John H. Hunter.................    2000     182,000                                    48,475         11,255(11)
  Vice President,                  1999     172,000        60,000                      45,146         11,066(12)
  Operations and Engineering-      1998     166,000        60,000          3,000       41,667         18,889(13)
  Container Manufacturing
  Division

Ronald M. Litchkowski..........    2000     165,000                                                    8,082(14)
  Vice President,                  1999     143,000        37,500                                      8,857(15)
  Chief Financial Officer          1998     130,000        35,000          2,100

David C. Garrison..............    2000     150,000                                    35,144         13,024(16)
  Vice President,                  1999     140,000        30,000                      32,730         13,314(17)
  Operations--Container            1998     135,000        30,000          2,700       30,208         14,356(18)
  Manufacturing Division

------------------------

(1) Russell-Stanley maintains a group life insurance policy under which some employees, including all of the Named Executive Officers, receive life insurance with a death benefit equal to the lesser of the employee's salary and $300,000. The premiums paid in respect of any individual are not significant.

(2) Represents a contribution of $10,988 by Russell-Stanley under Russell-Stanley's 401(k) Savings and Retirement Plan.

(3) Represents a contribution of $11,600 by Russell-Stanley under Russell-Stanley's 401(k) Savings and Retirement Plan.

(4) Represents payment by Russell-Stanley of $75,000 to Vestar in consideration for Mr. Miller's services as Russell-Stanley's Senior Vice President and Chief Financial Officer from January through May 1998 and the payment by Russell-Stanley of $172,308 to Mr. Miller as salary in respect of the period from May through December 1998.

(5) Represents a bonus of $100,000 paid by Russell-Stanley and a payment of $25,000 from Vestar.

(6) Mr. Hunter's salary is $399,000 (Canadian) per year. The amount reflected in the table represents this amount converted at the rate of 0.67 U.S. dollars per Canadian dollar.

(7) Represents payment by Russell-Stanley of $700,000 (Canadian) pursuant to a stay/pay agreement and a contribution of $6,750 (Canadian) by Hunter under a money purchase pension plan. The amount reflected in the table represents this amount converted at the rate of 0.67 U.S. dollars per Canadian dollar.

(8) Mr. Hunter's salary was $380,000 (Canadian) per year. The amount reflected in the table represents this amount converted at the rate of 0.67 U.S. dollars per Canadian dollar.

(9) Mr. Hunter's bonus was $141,000 (Canadian). The amount reflected in the table represents this amount converted at the rate of 0.67 U.S. dollars per Canadian dollar.

(10) Mr. Hunter's salary was $355,700 (Canadian) per year. The amount reflected in the table represents this amount converted at the rate of 0.67 U.S. dollars per Canadian dollar.

(11) Represents a contribution of $11,255 by Russell-Stanley under Russell-Stanley's 401(k) Savings and Retirement Plan.

(12) Represents a contribution of $11,066 by Russell-Stanley under Russell-Stanley's 401(k) Savings and Retirement Plan.

(13) Represents a contribution of $3,760 by Russell-Stanley under Russell-Stanley's 401(k) Savings Plan and a contribution of $15,129 in 1998 by Russell-Stanley under a defined contribution plan maintained by Russell-Stanley.

(14) Represents a contribution of $8,082 by Russell-Stanley under Russell-Stanley's 401(k) Savings and Retirement Plan.

(15) Represents a contribution of $8,857 by Russell-Stanley under Russell-Stanley's 401(k) Savings and Retirement Plan.

(16) Represents a contribution of $13,024 by Russell-Stanley under Russell-Stanley's 401(k) Savings and Retirement Plan.

(17) Represents a contribution of $13,314 by Russell-Stanley under Russell-Stanley's 401(k) Savings and Retirement Plan.

(18) Represents a contribution of $2,902 by Russell-Stanley under Russell-Stanley's 401(k) Savings Plan and a contribution of $11,454 in 1998 by Russell-Stanley under a defined contribution plan maintained by Russell-Stanley.

STOCK OPTION GRANTS

    During the year ended December 31, 2000, Russell-Stanley did not grant any stock options to the Named Executive Officers.

OPTION EXERCISES AND YEAR-END HOLDINGS

    During the year ended December 31, 2000, none of the Named Executive Officers exercised their stock options. The following table sets forth information with respect to unexercised stock options held by each Named Executive Officer as of December 31, 2000.

                                                    NUMBER OF SECURITIES        VALUE OF UNEXERCISED IN-THE-
                                                   UNDERLYING UNEXERCISED             MONEY OPTIONS AT
                                                      OPTIONS AT FISCAL               FISCAL YEAR-END
                                                          YEAR-END               UNEXERCISABLE/EXERCISABLE
NAME                                            UNEXERCISABLE/EXERCISABLE (#)              ($)(1)
----                                            -----------------------------   ----------------------------
Daniel W. Miller..............................          9,000/17,650                      0/296,000
Michael W. Hunter.............................          10,500/7,000                            0/0
John H. Hunter................................          1,800/17,200                      0/592,000
Ronald M. Litchkowski.........................             1,260/840                            0/0
David C. Garrison.............................           1,620/2,080                       0/37,000

------------------------

(1) Values have been determined assuming a fair market value of $45.00 per share of Russell-Stanley's common stock based on the most recent third-party valuation of Russell-Stanley's equity value. Stock options become exercisable in five equal installments commencing one year after the date of grant and become immediately exercisable in the event of a change in control or in an initial public offering of Russell-Stanley's common stock or other voting securities.

LONG-TERM INCENTIVE PLAN

    We maintain a performance unit incentive plan for key employees, including the Named Executive Officers. During the year ended December 31, 1998, Russell-Stanley awarded a total of 7,575 units to the Named Executive Officers and established a target EBITDA (as defined in the plan) for the three-year period from January 1, 1998 through December 31, 2000 pursuant to the plan. Each unit has a value of $100.00 if the EBITDA target is achieved. In 1999 and 2000 no long-term incentive plan awards were made due to the 3-year life of the plan. Since less than 85% of the EBITDA target was achieved for the three-year period ended December 31, 2000, there are no payments due under this plan.

EMPLOYMENT CONTRACTS

    The Named Executive Officers, except Michael W. Hunter, have entered into employment agreements with the Company which the Board of Directors adopted effective December 11, 2000. These agreements are designed to provide the executives with reasonable compensation if their employment is terminated in certain defined circumstances, primarily following a change of control of the Company. These agreements shall continue in effect for two years and shall be automatically extended for one year periods on each anniversary unless 60 days written notice is given by either the Named Executive Officer or Russell-Stanley.

    Michael W. Hunter entered into an employment agreement with Russell-Stanley on October 30, 1997 which has similar provisions to the above agreements. The employment agreement has an initial term of five years which is automatically renewed for one-year periods unless 60 days prior written notice is given by either Mr. Hunter or Russell-Stanley.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information concerning the beneficial ownership shares of our common stock on December 31, 2000 by

    - each person known by us to be the beneficial owner of more than 5% of any class of our common stock,

    - each director who is a shareholder,

    - our Chief Executive Officer and each of our Named Executive Officers, and

    - all of our executive officers and directors as a group:

                                                                       PERCENTAGE OF
                                                 NUMBER OF SHARES          SHARES
NAME OF BENEFICIAL OWNER                       BENEFICIALLY OWNED(A)   OUTSTANDING(A)
------------------------                       ---------------------   --------------
5% STOCKHOLDERS
Vestar Capital Partners III, L.P.............
  245 Park Avenue
  New York, New York 10167                           1,163,637             53.55%
Vestar/R-S Investment, L.P...................
  245 Park Avenue
  New York, New York 10167                             490,000             22.55%
New York Life Insurance Company..............
  51 Madison Avenue
  New York, New York 10010                             290,909             13.39%
Vestar Portfolio Investments, L.P............
  245 Park Avenue
  New York, New York 10167                              29,318              1.35%
OFFICERS AND DIRECTORS
Daniel W. Miller.............................           17,650(b)              *
Michael W. Hunter............................           10,500(c)              *
John H. Hunter...............................           21,925(d)           1.00%
Ronald M. Litchkowski........................            1,260(e)              *
David C. Garrison............................            2,620(f)              *
Norman W. Alpert(g)..........................               --                --
Vincent J. Buonanno..........................           24,243              1.12%
Leonard Lieberman............................            3,160                 *
Arthur J. Nagle(g)...........................               --                --
Vincent J. Naimoli...........................            3,160                 *
Daniel S. O'Connell(g).......................               --                --
John W. Priesing.............................           22,000(h)           1.00%
Robert L. Rosner(g)..........................               --                --
All executive officers and directors as a
  group (16 persons).........................          106,518(i)           4.90%

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

(b) Includes currently exercisable options to purchase 17,650 shares of common stock.

(c) Includes currently exercisable options to purchase 10,500 shares of common stock.

(d) Includes currently exercisable options to purchase 17,800 shares of common stock.

(e) Includes currently exercisable options to purchase 1,260 shares of common stock.

(f) Includes currently exercisable options to purchase 2,620 shares of common stock.

(g) Mr. O'Connell is the President and Chief Executive Officer and
    Messrs. Rosner, Nagle and Alpert are Vice Presidents of Vestar Associates Corporation III. Vestar Associates Corporation III is the sole general partner of Vestar Associates III, L.P., and Vestar Associates III, L.P. is the sole general partner of Vestar Capital Partners III, L.P., which owns 1,163,637 shares of our common stock. Messrs. O'Connell, Rosner, Nagle and Alpert, as executive officers of Vestar Associates Corporation III, may be deemed to share beneficial ownership of those shares. Each of these individuals disclaims that beneficial ownership.

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

(h) Includes currently exercisable options to purchase 22,000 shares of common stock.

(i) Includes currently exercisable options to purchase 71,830 shares of common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In July 1997, we entered into a management agreement with Vestar. Pursuant to the management agreement, Vestar provides us with advisory and consulting services for an annual fee equal to the greater of $225,000 or 0.25% of our net sales for that fiscal year, plus reimbursement of out-of-pocket expenses. The management agreement terminates at any time that Vestar and its affiliates hold, in the aggregate, less than 10% of the voting power of our outstanding voting stock. See "Ownership of Common Stock." In 2000, we paid Vestar $790,000 in fees based on net sales for advisory and consulting services, which included out-of-pocket expenses.

    In 1999, we entered into a consulting agreement with Mr. Vincent Buonanno. In consideration for his advising us on matters relating to the steel drum reconditioning business, we agreed to pay Mr. Buonanno four payments of $250,000, each prior to December 31, 2001, of which one payment was made in 2000 and two payments were made in 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Exhibits and Consolidated Financial Statement Schedules

       (a) Financial Statements: (see index to financial statements at page 30)

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

         *4.2           Form of 10 7/8% Senior Subordinated Notes due 2009 (included as part of the Indenture filed as Exhibit 4.1 hereto)

        *10.1           Fifth Amended and Restated Revolving Credit and Term Loan
                        Agreement, dated as of February 10, 1999, among
                        Russell-Stanley Holdings, Inc. and its subsidiaries, as
                        borrowers, the lenders listed therein and BankBoston, N.A.
                        as administrative agent, and Goldman Sachs Credit Partners,
                        L.P., as syndication agent

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
                        Trust, Container Management Services, Inc. and
                        Russell-Stanley Corp.

EXHIBIT NO.                                DESCRIPTION OF EXHIBIT
-----------                                ----------------------
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

        *10.16          Stay Pay Agreement, dated October 30, 1997, among
                        Russell-Stanley Holdings, Inc., Hunter Drums Limited and
                        Michael W. Hunter

        *10.21          Services Agreement, dated as of February 10, 1999, between
                        Russell-Stanley Holdings, Inc. and Vincent J. Buonanno

        *10.22          License Agreement between Gallay SA and Hunter Drums
                        Limited, dated February 7, 1997

        *10.23          License Agreement between Gallay SA and Hunter Drums
                        Limited, dated April 16, 1987

       **10.24          Amendment No. 1 to the Fifth Amended and Restated Revolving
                        Credit and Term Loan Agreement, dated as of August 11, 2000, among Russell-Stanley Holdings, Inc. and its subsidiaries, as borrowers, the lenders listed therein and Fleet National
                        Bank (f/k/a BankBoston, N.A.), as administrative agent, and
                        Goldman Sachs Credit Partners, L.P., as syndication agent

      ***10.25          Forbearance and Amendment Agreement to the Fifth Amended and
                        Restated Revolving Credit and Term Loan Agreement, dated as of February 10, 1999 among the Registrant, certain of its
                        subsidiaries, the lenders party thereto and Fleet National
                        Bank, as agent

         10.26          Employment and Change-In-Control Severance Agreement, dated as of December 11, 2000, between Russell-Stanley Holdings,
                        Inc. and Daniel W. Miller

EXHIBIT NO.                                DESCRIPTION OF EXHIBIT
-----------                                ----------------------
         10.27          Employment and Change-In-Control Severance Agreement, dated as of December 11, 2000, between Russell-Stanley Holdings,
                        Inc. and Ronald M. Litchkowski

         10.28          Employment and Change-In-Control Severance Agreement, dated as of December 11, 2000, between Russell-Stanley Holdings,
                        Inc. and John H. Hunter

         10.29          Employment and Change-In-Control Severance Agreement, dated as of December 11, 2000, between Russell-Stanley Holdings,
                        Inc. and David C. Garrison

         12             Computation of Ratio of Earnings to Fixed Charges

        *21             Subsidiaries of the Company

------------------------

* This Exhibit is incorporated by reference to the Exhibit of the same number filed as part of the Company's Registration Statement on Form S-4 (File
    No. 333-76057)

** This Exhibit is incorporated by reference to the Exhibit of the same number filed as part of the Company's Form 10-Q for the period ended September 30, 2000.

*** This Exhibit is incorporated by reference to the Exhibit filed in the Company's Form 8-K dated February 15, 2001.

+ The Registrant was afforded confidential treatment of portions of this exhibit by the Securities and Exchange Commission. Accordingly, portions thereof have been omitted and filed separately with the Securities and Exchange Commission.

    (b) Reports on Form 8-K filed during the Quarter ended December 31, 2000

           None.

INDEX TO FINANCIAL STATEMENTS

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
                         RUSSELL-STANLEY HOLDINGS, INC.
                                AND SUBSIDIARIES

                                                                PAGE
                                                              --------
Financial Statements as of December 31, 2000 and 1999
  and for Each of the Years Ended December 31, 2000, 1999,
  and 1998:

  Consolidated Statements of Operations and Comprehensive
  (Loss) Income.............................................    31

  Consolidated Balance Sheets...............................    32

  Consolidated Statements of Stockholders' Equity...........    33

  Consolidated Statements of Cash Flows.....................    34

  Notes to Consolidated Financial Statements................  35-61

  Independent Auditors' Report..............................    62

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                2000       1999       1998
                                                              --------   --------   --------
Net sales...................................................  $273,490   $287,118   $276,624
Cost of sales...............................................   224,463    222,556    213,207
                                                              --------   --------   --------
  Gross profit..............................................    49,027     64,562     63,417
                                                              --------   --------   --------
Operating expenses
  Selling...................................................    22,030     23,965     20,114
  General and administrative................................    23,258     24,332     22,271
  Amortization of intangibles...............................     2,979      3,073      3,127
  Non-recurring charges (Note 18)...........................        --      1,900      6,167
                                                              --------   --------   --------
    Total expenses..........................................    48,267     53,270     51,679
                                                              --------   --------   --------
Income from operations......................................       760     11,292     11,738
Interest expense............................................    23,236     21,079     16,025
Other (income) expense--net.................................       (37)      (119)       550
                                                              --------   --------   --------
Loss before income taxes and extraordinary item.............   (22,439)    (9,668)    (4,837)
Income tax benefit (Note 9).................................    (6,569)    (2,223)      (505)
                                                              --------   --------   --------
Loss before extraordinary item..............................   (15,870)    (7,445)    (4,332)
Extraordinary item, net of tax benefit of $508..............        --        763         --
                                                              --------   --------   --------
Net loss....................................................   (15,870)    (8,208)    (4,332)
Other comprehensive (loss) income...........................      (839)     1,438     (2,012)
                                                              --------   --------   --------
Comprehensive loss..........................................  $(16,709)  $ (6,770)  $ (6,344)
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                2000       1999
                                                              --------   --------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $  1,077   $    704
  Accounts receivable, less allowances of $531 and $460,
    respectively............................................    27,019     30,135
  Inventories (Note 3)......................................    22,658     24,595
  Prepaid taxes and income taxes receivable-net (Note 9)....       827      2,395
  Prepaid expenses and other current assets.................     1,715      1,009
  Deferred tax benefit-net (Note 9).........................        --      1,247
                                                              --------   --------
      Total current assets..................................    53,296     60,085
                                                              --------   --------
PROPERTY, PLANT, AND EQUIPMENT-net (Notes 4 and 6)..........    87,597     94,573
                                                              --------   --------
OTHER ASSETS
  Goodwill and other intangibles-net (Note 5)...............   103,144    106,297
  Deferred financing costs-net (Note 8).....................     6,173      6,892
  Other noncurrent assets...................................       183        156
  Deferred tax benefit-net (Note 9).........................     9,424         --
                                                              --------   --------
      Total other assets....................................   118,924    113,345
                                                              --------   --------
TOTAL ASSETS................................................  $259,817   $268,003
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses (Notes 7 and 14)....  $ 32,124   $ 45,607
  Current portion of long-term debt (Notes 1 and 8).........   214,263         --
  Deferred taxes-net (Note 9)...............................     1,760         --
                                                              --------   --------
      Total current liabilities.............................   248,147     45,607
LONG-TERM DEBT (Notes 1, 8 and 17)..........................        --    192,769
DEFERRED TAXES-net (Note 9).................................        --        481
OTHER NONCURRENT LIABILITIES (Note 14)......................     1,728      2,508
                                                              --------   --------
      Total liabilities.....................................   249,875    241,365
                                                              --------   --------
COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY-At December 31, 2000 and 1999,
  2,201 shares were outstanding.............................     9,942     26,638
                                                              --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $259,817   $268,003
                                                              ========   ========

                See notes to consolidated financial statements.

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          OTHER COMPREHENSIVE
                                                                                             (LOSS) INCOME
                                                                                       -------------------------
                                                                                                       MINIMUM         NOTES
                                        COMMON STOCK       ADDITIONAL                  CUMULATIVE      PENSION      RECEIVABLE
                                    --------------------    PAID-IN     ACCUMULATED    TRANSLATION    LIABILITY    FOR SHARES TO
                                     SHARES      AMOUNT     CAPITAL       DEFICIT      ADJUSTMENTS   ADJUSTMENTS    MANAGEMENT
                                    ---------   --------   ----------   ------------   -----------   -----------   -------------
Balance, January 1, 1998..........  2,180,521     $23       $69,089       $(24,938)      $  (103)       $(363)         $(64)
  Net loss........................         --      --            --         (4,332)           --           --            --
  Shares issued...................     24,243      --         1,090             --            --           --            --
  Minimum pension liability
    adjustment....................         --      --            --             --            --         (381)           --
  Translation adjustment..........         --      --            --             --        (1,631)          --            --
                                    ---------     ---       -------       --------       -------        -----          ----
Balance, December 31, 1998........  2,204,764      23        70,179        (29,270)       (1,734)        (744)          (64)
  Net loss........................         --      --            --         (8,208)           --           --            --
  Minimum pension liability
    adjustment....................         --      --            --             --            --          542            --
  Translation adjustment..........         --      --            --             --           896           --            --
  Notes paid......................         --      --            --             --            --           --            51
  Reacquired by purchase..........     (4,000)     --            --             --            --           --            --
                                    ---------     ---       -------       --------       -------        -----          ----
Balance, December 31, 1999........  2,200,764      23        70,179        (37,478)         (838)        (202)          (13)
  Net loss........................         --      --            --        (15,870)           --           --            --
  Minimum pension liability
    adjustment....................         --      --            --             --            --         (437)           --
  Translation adjustment..........         --      --            --             --          (402)          --            --
  Notes paid......................         --      --            --             --            --           --            13
                                    ---------     ---       -------       --------       -------        -----          ----
Balance, December 31, 2000........  2,200,764     $23       $70,179       $(53,348)      $(1,240)       $(639)         $ --
                                    =========     ===       =======       ========       =======        =====          ====


                                      TREASURY STOCK          TOTAL
                                    -------------------   STOCKHOLDERS'
                                     SHARES     AMOUNT       EQUITY
                                    --------   --------   -------------
Balance, January 1, 1998..........  239,500    $(4,853)      $38,791
  Net loss........................       --         --        (4,332)
  Shares issued...................       --         --         1,090
  Minimum pension liability
    adjustment....................       --         --          (381)
  Translation adjustment..........       --         --        (1,631)
                                    -------    -------       -------
Balance, December 31, 1998........  239,500     (4,853)       33,537
  Net loss........................       --         --        (8,208)
  Minimum pension liability
    adjustment....................       --         --           542
  Translation adjustment..........       --         --           896
  Notes paid......................       --         --            51
  Reacquired by purchase..........    4,000       (180)         (180)
                                    -------    -------       -------
Balance, December 31, 1999........  243,500     (5,033)       26,638
  Net loss........................       --         --       (15,870)
  Minimum pension liability
    adjustment....................       --         --          (437)
  Translation adjustment..........       --         --          (402)
  Notes paid......................       --         --            13
                                    -------    -------       -------
Balance, December 31, 2000........  243,500    $(5,033)      $ 9,942
                                    =======    =======       =======

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                              FISCAL YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Cash Flows from Operating Activities:
  Net loss..................................................  $(15,870)  $ (8,208)  $ (4,332)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation............................................    27,162     26,998     23,479
    Amortization of intangibles.............................     2,979      3,073      3,127
    Amortization of deferred financing costs................       968        807        276
    Deferred income tax provision...........................    (6,898)    (4,826)      (848)
    Extraordinary item, noncash (Note 15)...................        --      1,271         --
    Other noncash items.....................................       112        107        770
Changes in operating assets and liabilities, excluding
  effects of acquisitions:
  Decrease (increase) in accounts receivable................     3,116       (727)     1,916
  Decrease (increase) in inventories........................     1,937     (5,834)     1,024
  Decrease in prepaids and other current assets.............       862      2,188        672
  (Decrease) increase in accounts payable, accrued expenses
    and income taxes payable................................   (13,483)     2,528      4,482
  (Decrease) increase in other-net..........................      (228)    (3,029)       231
                                                              --------   --------   --------
    Net cash provided by operating activities...............       657     14,348     30,797
                                                              --------   --------   --------
Cash Flows from Investing Activities:
  Acquisitions, net of cash acquired........................        --         --    (13,874)
  Capital expenditures......................................   (20,839)   (28,556)   (28,679)
  Proceeds from sale of property, plant and equipment.......        --         --      1,394
  Other, net................................................        --         --        (74)
                                                              --------   --------   --------
    Net cash used in investing activities...................   (20,839)   (28,556)   (41,233)
                                                              --------   --------   --------
Cash Flows from Financing Activities:
  Proceeds from long-term borrowings........................        --    187,063         --
  Repayments of long-term borrowings........................        --   (161,958)      (429)
  Net borrowings (repayments of) under revolving credit
    facility................................................    21,382     (4,034)    11,777
  Cash paid for financing costs.............................      (438)    (7,676)       (72)
  Other, net................................................        13       (129)      (287)
                                                              --------   --------   --------
    Net cash provided by financing activities...............    20,957     13,266     10,989
                                                              --------   --------   --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (402)        16         26
                                                              --------   --------   --------
Net change in cash and cash equivalents.....................       373       (926)       579
Cash and cash equivalents, beginning of period..............       704      1,630      1,051
                                                              --------   --------   --------
Cash and cash equivalents, end of period....................  $  1,077   $    704   $  1,630
                                                              ========   ========   ========
Supplemental Disclosures of Cash Flow Information:
  Cash paid (received) during the year for:
  Interest..................................................  $ 21,875   $ 17,175   $ 12,883
                                                              ========   ========   ========
  Income taxes..............................................  $ (1,335)  $  1,796   $    209
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

1. NATURE OF BUSINESS

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

    As previously discussed, the Company announced on January 26, 2001 that it has retained The Blackstone Group, L.P. in order to assist in developing a financial restructuring plan and that an ad-hoc committee of its senior subordinated noteholders has been organized. The Company has commenced discussions with this committee towards developing a consensual financial restructuring plan to de-leverage the Company's capital structure. The Company is seeking to restructure its bond debt and does not intend to impair in any way its trade creditors or implement layoffs as part of its financial restructuring plan. Discussions with this committee and banks are in their preliminary stages, and there can be no assurance that a financial restructuring will be completed.

    Due to the impact of a weaker economic environment on the Company's business results, the Company failed to comply with the minimum interest coverage and minimum Adjusted EBITDA covenants of its Credit Agreement at December 31, 2000. In addition, management evaluated its 2001 cash flow projections and debt service requirements and based upon this evaluation, management believes that it will most likely not comply with certain debt covenants throughout 2001. The Company also elected not to make the interest payment due February 15, 2001 on its Senior Subordinated Notes. The failure to make the scheduled interest payment constitutes a default under its Bond Indenture, subject to a 30-day grace period, and also constitutes an Event of Default pursuant to
Article 15.1(f) of the Credit Agreement (see Note 8) relating to making any payments in respect of Material Indebtedness (as defined in the Credit Agreement). The 30-day grace period to make the interest payment to cure the default, expired on March 15, 2001 and as a consequence, the Senior Subordinated Notes, revolving credit loans and term loan are callable and therefore have been classified as current liabilities in the December 31, 2000 consolidated balance sheet. The Company and its lenders under the Credit Agreement have entered into a 60-day Forbearance and Amendment Agreement (the Forbearance Agreement), dated February 15, 2001, pursuant to which the lender will not call the Company's outstanding debt through the termination of the Forbearance Agreement and will continue to allow the Company to draw on their revolving credit facility to satisfy working capital needs subject to certain limitations (see Note 8). In addition, the interest rate on the Company's term loan and the revolving credit loan margin was increased 0.5% and the facility's commitment was temporarily reduced from $75.0 million to $60.0 million. The Forbearance Agreement terminates on the earlier of (a) the occurrence of an additional event of default (as defined); (b) April 17, 2001 or (c) the date on which the Senior Subordinated Notes are accelerated. We anticipate extending the Forbearance Agreement an additional sixty days from April 17, 2001 as negotiations with the lenders and noteholders progress.

    The consolidated financial statements of the Company indicate that as a result of the above matters, at December 31, 2000, current liabilities exceeded current assets by $194.9 million. Historically, cash flows generated from operations, supplemented by the unused borrowing capacity under the Revolving Credit Agreement, have been sufficient to pay the Company's debts as they come due, provide for its capital expenditures and meet its other cash requirements. The consolidated financial statements of the Company presented herein do not reflect any adjustments that could result from the

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

1. NATURE OF BUSINESS (CONTINUED)
Company's financial restructuring plan and there can be no assurance that such a plan will be completed.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    REVENUE RECOGNITION--Revenue is recognized when products are shipped and title is transferred to customers or when services are provided to customers. Net sales reflect units shipped or services provided at negotiated selling prices reduced by volume rebate allowances and cash discounts.

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

Buildings and improvements..................................  15 - 30 years
Furniture and fixtures......................................  3 - 7 years
Machinery and equipment.....................................  3 - 10 years
Containers held for lease...................................  13 - 25 months

    The Company evaluates at each balance sheet date whether events or circumstances have occurred that indicate possible impairment.

    GOODWILL AND OTHER INTANGIBLES--The excess of cost over the fair value of net assets acquired ("goodwill") is being amortized on a straight-line basis over its estimated useful life of 40 years. Other intangible assets, consisting primarily of customer lists and patents, are recorded at cost and are being amortized over the life of the related assets (up to 17 years), using the straight-line method. Management periodically evaluates the estimated useful lives of goodwill and other intangibles. In addition, management periodically evaluates the recoverability of long-term assets, including goodwill, based upon current and future anticipated income and cash flows. For the three-year period ended

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
December 31, 2000, there were no adjustments to the useful lives or the carrying values of long-term assets resulting from those evaluations.

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

    RECENTLY ISSUED ACCOUNTING STANDARDS--In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has determined that it is in compliance with the revenue recognition provisions and criteria set forth in SAB 101 and that no modifications are necessary to the Company's current revenue recognition policies and procedures.

    Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the Company as of January 1, 2001. These standards require that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. In addition, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. Adoption of these new accounting standards did not have a material impact on the Company's financial condition or results of operations.

    RECLASSIFICATIONS--Certain amounts in 1999 and 1998 have been reclassified to conform to the 2000 and 1999 presentations.

3. INVENTORIES

    Inventory consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Raw materials...............................................  $11,980    $14,381
Work-in-process.............................................    2,338      2,406
Finished goods..............................................    8,340      7,808
                                                              -------    -------
    Total...................................................  $22,658    $24,595
                                                              =======    =======

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

4. PROPERTY, PLANT, AND EQUIPMENT

   Property, plant, and equipment consists of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         ---------   --------
                                                            (IN THOUSANDS)
Land...................................................  $   5,569   $  5,570
Buildings and improvements.............................     16,823     16,245
Machinery and equipment................................    184,528    165,784
                                                         ---------   --------
Total..................................................    206,920    187,599
Less accumulated depreciation..........................   (119,323)   (93,026)
                                                         ---------   --------
    Total..............................................  $  87,597   $ 94,573
                                                         =========   ========

    Included in machinery and equipment are containers held for lease, consisting of plastic drums and intermediate bulk containers ("IBCs"), which are leased to customers.

    Due to a fire at one of the Company's facilities in September 2000, machinery and equipment with a net book value of $0.4 million was written off. All losses, including clean up costs, are covered by insurance proceeds. No gains on the involuntary conversion have been recorded since the timing and total amount of insurance recoveries has not been resolved.

5. GOODWILL AND OTHER INTANGIBLES

    Goodwill and other intangibles consists of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
Goodwill................................................  $118,366   $118,921
Customer lists and other intangibles....................     3,139      2,817
Patents.................................................       278        293
                                                          --------   --------
                                                           121,783    122,031
Less accumulated amortization...........................   (18,639)   (15,734)
                                                          --------   --------
    Total...............................................  $103,144   $106,297
                                                          ========   ========

6. LEASES

    CAPITAL LEASES--Leased equipment included in machinery and equipment consists of the following:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                2000             1999
                                                              --------         --------
                                                                   (IN THOUSANDS)
Leased equipment............................................    $52              $25
Less accumulated depreciation...............................     (5)             (11)
                                                                ---              ---
Total.......................................................    $47              $14
                                                                ===              ===

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

6. LEASES (CONTINUED)
    OPERATING LEASES--The Company has operating lease commitments expiring at various dates, principally for real property, machinery and equipment, and transportation equipment. Total lease expense amounted to $7,081,000, $6,698,000, and $4,416,000 in 2000, 1999 and 1998, respectively.

    Future minimum lease payments under the terms of the noncancelable capital lease and operating leases with initial or remaining terms in excess of one year at December 31, 2000 are as follows:

                                                  CAPITAL LEASE    OPERATING LEASES
                                                  (IN THOUSANDS)    (IN THOUSANDS)
                                                  --------------   ----------------
2001............................................        $ 11           $ 6,328
2002............................................          11             5,220
2003............................................          11             4,318
2004............................................          12             3,434
2005............................................          --             2,633
Thereafter......................................          --            10,790
                                                        ----           -------
Total...........................................          45           $32,723
                                                                       =======
Less imputed interest...........................           6
                                                        ----
Total...........................................        $ 39
                                                        ====

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consists of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
Accounts payable..........................................  $11,352    $22,549
Accrued payroll...........................................    1,778      3,320
Accrued interest payable..................................    7,264      6,975
Other accrued expenses....................................   11,730     12,763
                                                            -------    -------
Total.....................................................  $32,124    $45,607
                                                            =======    =======

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

8. INDEBTEDNESS

    Long-term debt consists of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
Senior subordinated notes...............................  $     --   $148,966
Revolving credit loans and term loan....................        --     43,803
                                                          --------   --------
Long-term debt..........................................  $     --   $192,769
                                                          ========   ========
 .

    On February 10, 1999, the Company refinanced its revolving credit loan and term loans by amending its senior credit facility to provide for a $75.0 million revolving credit line (including a $15.0 million Canadian credit line in U.S. dollars), which bears interest, at the Company's election, at a combination of domestic source and Eurodollar borrowing rates which fluctuate based on the Company's EBITDA and debt levels, and a $25.0 million term loan, bearing interest at 9.48% (collectively, the "Senior Credit Facility"). The revolving credit facility matures in February 2004 and the term loan matures in two equal installments in June 2006 and 2007. In addition, the Company issued $150.0 million of 10.875% Senior Subordinated Notes (the "Notes") due
February 15, 2009, at 99.248%, resulting in an effective yield of 11.0%. The Senior Credit Facility contains certain covenants and restrictions and is secured by substantially all assets of the Company. The Notes require semi-annual interest payments, which commenced August 15, 1999 and mature February 2009. The Notes are subordinate to all existing and future senior indebtedness of the Company and are unconditionally guaranteed by the domestic subsidiaries. The Company is required to meet certain financial covenants under the Agreements including fixed charge and leverage ratios and capital expenditure spending limits. The debt is secured by substantially all assets of the Company. Deferred financing charges of approximately $8.1 million were incurred in connection with the refinancing and related amendments.

    As discussed in Note 1 of the consolidated financial statements, the Company elected to withhold the payment of interest due on February 15, 2001 on its Senior Subordinated Notes and did not make the payment within the 30-day grace period. Also, the Company was in violation of certain covenants contained in the Credit Agreement as of December 31, 2000, which failures created an Event of Default. The Company subsequently negotiated a 60-day Forbearance and Amendment Agreement under its revolving credit facility. Management is negotiating with the ad hoc committee of senior subordinated noteholders and lenders on a financial restructuring plan. As a result of violations of the covenants under the Credit Agreement and the interest payment default, the Senior Subordinated Notes, the revolving credit loans and term loan have been classified as current liabilities in the December 31, 2000 consolidated balance sheet.

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

8. INDEBTEDNESS (CONTINUED)
    The Notes, revolving credit loan and term loan have the following provisions (dollars in thousands):

                                                                    INTEREST                      INTEREST
                                                                    RATE AT,     BALANCE AT,      RATE AT,     BALANCE AT,
                            DOMESTIC             EURODOLLAR       DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                          INTEREST RATE        INTEREST RATE          2000           2000           1999           1999
                       -------------------   ------------------   ------------   ------------   ------------   ------------
                       Prime plus margin     LIBOR plus margin       9.19-         $ 32,543         8.31-        $ 10,141
Revolving............  not less than 1.25%   not less than           10.75%                          9.75%
 credit loan                                 2.75%

                       Canadian prime plus   --                       9.25            7,639          8.25           8,662
Revolving............  margin not less
 credit loan--         than
 Foreign               1.75%

Term Loan C--........  Fixed rate            Fixed rate               9.48           25,000          9.48          25,000

Senior...............  Fixed rate            --                      10.88          149,081         10.88         148,966
 Subordinated
 Notes
                                                                                   --------                      --------

Total................                                                              $214,263                      $192,769
                                                                                   ========                      ========

    In addition to the interest rate provisions stated above, the Company pays a commitment fee on the unused portion of the revolving credit line at a rate that fluctuates based on the Company's EBITDA and debt levels. The rate was 0.75% at December 31, 2000.

9. INCOME TAXES

    Income (loss) before income taxes and extraordinary items:

                                                     YEAR ENDED DECEMBER 31,
                                                  ------------------------------
                                                    2000       1999       1998
                                                  --------   --------   --------
                                                          (IN THOUSANDS)
U.S.............................................  $(23,888)  $(11,840)  $(7,538)
Foreign.........................................     1,449      2,172     2,701
                                                  --------   --------   -------
Total...........................................  $(22,439)  $ (9,668)  $(4,837)
                                                  ========   ========   =======

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

9. INCOME TAXES (CONTINUED)
    The provision (benefit) for income taxes consists of the following:

                                                        YEAR ENDED DECEMBER 31,
                                                     ------------------------------
                                                       2000       1999       1998
                                                     --------   --------   --------
                                                             (IN THOUSANDS)
Current:
  Federal..........................................  $    --    $    --     $ (261)
  Foreign..........................................      764      2,246        461
  State............................................      (68)       (14)      (235)
                                                     -------    -------     ------
Total current......................................      696      2,232        (35)
                                                     -------    -------     ------
Deferred:
  Federal..........................................   (7,305)    (3,293)    (1,963)
  Foreign..........................................       40     (1,162)     1,493
                                                     -------    -------     ------
Total deferred.....................................   (7,265)    (4,455)      (470)
                                                     -------    -------     ------
Net provision (benefit) for income taxes...........  $(6,569)   $(2,223)    $ (505)
                                                     =======    =======     ======

    The difference between the effective income tax and the statutory Federal income tax rate is explained as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                          ------------------------------------
                                                            2000          1999          1998
                                                          --------      --------      --------
Federal statutory tax rate..........................       (34.0)%       (34.0)%       (34.0)%
Goodwill amortization...............................         2.7           6.4           9.7
State taxes, net of Federal tax benefit.............        (0.2)         (0.1)          6.3
Travel and entertainment............................         0.4           0.8           2.2
Foreign tax rate differential.......................         1.4           3.6           2.5
Other...............................................         0.4           0.3           2.9
                                                           -----         -----         -----
Effective tax (benefit) rate........................       (29.3)%       (23.0)%       (10.4)%
                                                           =====         =====         =====

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

9. INCOME TAXES (CONTINUED)

    The components of the net deferred tax assets and liabilities as of December 31, 2000 and 1999 were as follows:

                                                                   2000                     1999
                                                          ----------------------   ----------------------
                                                          DEFERRED    DEFERRED     DEFERRED    DEFERRED
                                                            TAX          TAX         TAX          TAX
                                                           ASSETS    LIABILITIES    ASSETS    LIABILITIES
                                                          --------   -----------   --------   -----------
                                                                          (IN THOUSANDS)
Current:
  Accounts receivable...................................  $   319      $    --      $  131      $   --
  Inventory.............................................       --          570          --         686
  Prepaid expenses......................................       27           --          --         101
  Accrued expenses......................................       --        1,588       1,837          --
  Other.................................................       52           --          66          --
                                                          -------      -------      ------      ------
Total current...........................................  $   398      $ 2,158      $2,034      $  787
                                                          =======      =======      ======      ======
Noncurrent:
  Property, plant and equipment.........................  $    --      $ 7,224      $   --      $6,792
  Goodwill..............................................       --        1,937          --       1,637
  Accrued expenses......................................       --           29         589          --
  Alternative minimum tax credit........................      229           --         229          --
  Net operating loss....................................   19,939           --       6,836          --
  Other.................................................       --        1,554         294          --
                                                          -------      -------      ------      ------
Total noncurrent........................................  $20,168      $10,744      $7,948      $8,429
                                                          =======      =======      ======      ======

    As of December 31, 2000, the Company had a net operating loss carryover for Federal tax purposes of $56.0 million. The carryover will expire after December 31, 2018. The Company also had an alternative minimum tax credit carryover of $229,000. This credit can be carried forward indefinitely.

10. RETIREMENT BENEFIT PLANS

    Effective January 1, 1999, the 401(k) plans for all non-union RSC, former Smurfit Plastic Packaging (SPP) and CMS employees were replaced with a new 401(k) savings and retirement plan. For salary employees, there is immediate eligibility. For hourly employees, eligibility in the plan is dependent upon the attainment of age 21, as well as the completion of one year of service. Effective June 1, 1999, the 401(k) plan for salary NEC employees was replaced with this plan. Eligibility in the plan for NEC employees is dependent upon the attainment of age 21. Under the plan, the Company matches 100% of the employee's contribution, up to 4%. In addition, the Company contributes an annual profit sharing contribution of 1% to 4.75% of each employee's salary, as defined, depending upon age. The Company's total contributions expense for 2000 and 1999 was $1,173,000 and $1,122,000, respectively.

    The vesting period for the Company's match in the 401(k) savings and retirement plan is 20% after the first year and each year thereafter, until the participant becomes fully vested after a five-year period. The vesting period for the Company's profit sharing contribution to the 401(k) savings and

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

10. RETIREMENT BENEFIT PLANS (CONTINUED) retirement plan is 60% after three years and 20% each year thereafter, until the participant becomes fully vested after a five-year period.

    The Company contributes to a defined benefit pension plan for certain union employees. The defined benefit pension plan assets are comprised primarily of mutual funds. The vesting period for the defined benefit pension plan is 20% after three years and each year thereafter, until the participant becomes fully vested after a seven-year period.

    Net pension cost for this defined benefit pension plan is as follows:

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Service cost--benefits earned during the period.............  $   171    $   170      $141
Interest cost on projected benefit obligation...............      174        120       119
Expected return on plan assets..............................     (116)       (77)      (93)
Prior service cost amortization.............................       57         29        29
Loss amortization...........................................       20         19         6
Amortization of transition obligation.......................       13         13        13
                                                              -------    -------      ----
Net periodic pension cost...................................  $   319    $   274      $215
                                                              =======    =======      ====

    Assumptions used in the accounting for the plans were:

                                                                2000       1999       1998
                                                              --------   --------   --------
Weighted-average discount rates.............................      7.3%       7.8%      6.5%
Expected long-term rate of return on assets.................      8.5        8.5       8.5

    The following table sets forth the funded status and amounts recognized for this defined benefit pension plan at December 31:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Total accumulated benefit obligation........................  $ 2,455    $ 1,635
                                                              -------    -------
Projected benefit obligation for service rendered to date...  $(2,455)   $(1,635)
Plan assets at fair value...................................    1,500        854
                                                              -------    -------
Projected benefit obligation in excess of plan assets.......     (955)      (781)
Prior service cost not yet recognized in net periodic
  pension cost..............................................      513        189
Unrecognized portion of net obligation existing at date of
  adoption of SFAS No. 87...................................       27         41
Unrecognized net loss.......................................      639        202
Adjustment to recognize minimum liability...................   (1,179)      (432)
                                                              -------    -------
Accrued pension cost........................................  $  (955)   $  (781)
                                                              =======    =======

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

10. RETIREMENT BENEFIT PLANS (CONTINUED)

    The following table sets forth the change in benefit obligation and plan assets for this defined benefit pension plan at December 31:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...................   $1,635     $1,851
  Service cost..............................................      171        170
  Interest cost.............................................      174        120
  Actuarial loss/(gain).....................................      242       (401)
  Benefits paid.............................................     (299)      (105)
Change due to amendments....................................      380         --
Change in actuarial assumptions.............................      152         --
                                                               ------     ------
  Benefit obligation at end of year.........................    2,455      1,635
                                                               ------     ------
Change in plan assets:
  Fair value of plan assets at beginning of plan year.......      854        889
  Actual return on plan assets..............................       53         45
  Employer contributions....................................      892         25
  Benefits paid.............................................     (299)      (105)
                                                               ------     ------
  Fair value of plan assets at end of year..................    1,500        854
                                                               ------     ------
  Funded status.............................................     (955)      (781)
  Unrecognized actuarial loss...............................      639        202
  Unrecognized prior service cost...........................      513        189
  Unrecognized net obligation...............................       27         41
                                                               ------     ------
  Net amount recognized.....................................   $  224     $ (349)
                                                               ======     ======
Amounts recognized in the balance sheet consist of:
  Accrued benefit liability.................................     (955)      (781)
  Intangible asset..........................................      540        230
  Accumulated other comprehensive income....................      639        202
                                                               ------     ------
  Net amount recognized.....................................   $  224     $ (349)
                                                               ======     ======

    Hourly employees of NEC are covered under a 401(k) plan. Eligibility in the plan is dependent upon the completion of one year of service and the attainment of age 21. Participants can defer up to 15% of eligible compensation. Matching contributions are provided by the employer at the rate of 10% of the participant contributions, up to a maximum of 5% of each participant's compensation in any plan year. Employer contributions were $4,650 and $7,500 in 2000 and 1999, respectively.

    Certain employees of Hunter are covered under a money purchase pension plan. Eligibility in the plan is dependent upon the completion of one year of service. Employees can contribute up to 3% of eligible income and executives can contribute up to 9% of eligible income, with a maximum yearly contribution of $6,750. Hunter matches 100% of employee and executive contributions and these

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

10. RETIREMENT BENEFIT PLANS (CONTINUED) employer contributions vest after two full years as a member of the plan. Company contributions for the periods ended December 31, 2000, 1999 and 1998 were $92,000, $83,000 and $80,000, respectively.

11. RELATED PARTIES

    The Company has a management agreement with Vestar Capital Partners, Inc., together with its affiliates ("Vestar"), a majority shareholder of the Company, which provides the Company with certain management services for the greater of $225,000 per year or .25% of the consolidated net sales of the Company, plus out-of-pocket expenses. For the years ended December 31, 2000, 1999 and 1998, the Company paid $790,000, $773,000 and $952,000, respectively, for these services. In conjunction with the 1998 acquisition, Vestar was paid transaction fees of approximately $160,000.

    Prior to May 1998, the Company's former Executive Vice President and Chief Financial Officer, who was also one of the Company's directors, was a Managing Director of Vestar Resources, Inc., an affiliate of Vestar. Between
February 1996, when he became Senior Vice President and Chief Financial Officer, and May 1998, when he became a full-time employee of the Company, we paid Vestar at the rate of $150,000 per year for his services as our Senior Vice President and Chief Financial Officer. Pursuant to this arrangement, we paid Vestar $75,000 in respect of these services for the period from January 1998 through May 1998. He is currently Chairman of the Board, President and Chief Executive Officer of the company.

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

    In 1999, the Company entered into a consulting agreement with Mr. Vincent Buonanno, one of the directors. In consideration for his advice on matters relating to the steel drum reconditioning business, the Company will pay
Mr. Buonanno four payments of $250,000, each prior to December 31, 2001. One such payment was made in 2000 and two payments were made in 1999.

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

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

12. LONG-TERM INCENTIVE PLAN

    During 1998, the Company established a new performance unit incentive plan for certain key employees to cover the three-year period ended December 31, 2000. Under the new plan 27,925 units were awarded to the participants of the plan in 1998. The value of each unit is dependent upon the Company's achievement of certain EBITDA levels, as defined, for the three-year period ended
December 31, 2000. The Company recognizes expense in relation to this plan based on the estimate of the final payout of the plan. Accordingly, the Company recognized expense of $233,000 in 1999 and 1998. These amounts were reversed in 2000 as the performance target levels were not met and no payments are due under the plan.

13. COMMON STOCK

    COMMON STOCK--The par value of the Company's common stock is $0.01. There were 3,000,000 shares of common stock authorized at December 31, 2000 and 1999. In 1989, common stock was issued to two of the Company's management in exchange for notes receivable totaling $64,000. Both notes were paid in full, one in January 1999 and the other note was paid in March 2000.

    The shares of the Company's common stock issued to directors and management investors are subject to various restrictions on transferability and the Company has the right to repurchase such shares under certain circumstances.

    The Company maintains a stock option plan, which provides for the granting of stock options to certain officers and key employees at exercise prices ranging from $8.00 to $50.00 per share. Information relating to the option plan is as follows:

                                                                2000       1999       1998
                                                              --------   --------   --------
Options outstanding at January 1............................  184,288    253,276    174,679
Options forfeited...........................................  (23,250)   (68,988)   (46,953)
Options granted.............................................       --         --    125,550
                                                              -------    -------    -------
Options outstanding at December 31..........................  161,038    184,288    253,276
                                                              =======    =======    =======
Options exercisable at December 31..........................  127,858     99,979     75,430
                                                              =======    =======    =======
Weighted average exercise price of options outstanding......  $ 36.83    $ 37.80    $ 34.44
Weighted average exercise price of options forfeited........  $ 52.15    $ 35.71    $ 28.63
Weighted average exercise price of options granted..........  $    --    $    --    $ 50.40
Weighted average remaining contractual life.................  7 years    8 years    9 years
Weighted average exercise price of options exercisable......  $ 32.54    $ 28.56    $ 17.12

    No options expired or were exercised during any of the years presented. In 1999, a 1989 grant of 6,000 options was extended to 2005.

    Common stock acquired in accordance with the stock option agreement is not transferable except as provided in the Stockholders' Transfer Rights Agreement or pursuant to an effective registration statement filed under the provisions of the Securities Act of 1933.

    The 33,180 nonvested options at December 31, 2000 will become vested over the following periods: 24,180 vest evenly over three years commencing in February 2001 and 9,000 vest evenly over three

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

13. COMMON STOCK (CONTINUED)
years commencing in May 2001. All options must be exercised, or will expire, within 10 years of the date of the grant. In addition, in the event of a change in control, all options vest.

    The Company accounts for the stock option plan in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, under which no compensation cost has been recognized for stock option awards. However, under Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"), the Company must disclose the pro forma net loss as if the Company had adopted the accounting requirements of SFAS 123. Based on the Minimum Value Method of SFAS 123, the Company's pro forma net loss for 2000, 1999, and 1998 would have been $16,170,000, $8,353,000, and
$4,588,000, respectively.

    The fair value of each stock option grant is estimated on the date of grant using the Minimum Value Method with the following weighted average assumptions used for grants:

                                                            2000          1999          1998
                                                          --------      --------      --------
Risk-free interest rate.................................    5.00%         5.00%         6.00%
Expected dividend yield.................................       0             0             0
Expected life in years..................................       5             5             5
Expected volatility.....................................       0             0             0

14. COMMITMENTS AND CONTINGENCIES

    The Company has entered into employment agreements with certain employees, through its acquisitions, whereby the Company is committed to provide employment and reimbursement for specified expenses providing the employees comply with the provisions of said agreements. These payments were recorded in conjunction with purchase accounting; $515,000 and $1,285,000 are included in accounts payable and accrued expenses at December 31, 2000 and 1999, respectively and $660,000 and $1,175,000 are included in other noncurrent liabilities at December 31, 2000 and 1999, respectively. Future minimum payments under these agreements as of December 31, 2000 are $515,000 in 2001 and $330,000 in both 2002 and 2003.

    In January 1999, the U.S. Environmental Protection Agency (the "EPA") confirmed the presence of contaminants, including dioxin, in and along the Woonasquatucket River in Rhode Island. Prior to 1970, NEC operated a facility in North Providence, Rhode Island along the Woonasquatucket River at a site where contaminants have been found. NEC, the current owners of the property, and others have been formally identified by the EPA as potentially responsible parties, with the site added to the National Priority Superfund Site list in February 2000. Although NEC no longer operates the facility, and did not operate the facility at the time the Company acquired the outstanding capital stock of NEC in July 1998, NEC could incur liability under federal and state environmental laws and/or as a result of civil litigation. Any resulting liability is subject to a contractual indemnity from Vincent J. Buonanno, one of its directors and the former owner of NEC, subject to a $2.0 million limit, and rights of contribution from other potential responsible parties. In
January 2001, the EPA announced it was proceeding with an interim soil removal project and will be undertaking further testing and analysis to determine what, if any, remedial action in addition to the interim soil removal will be required. On March 26, 2001, the EPA issued a unilateral administrative order pursuant to Section 106(a) of the federal Comprehensive Environmental Response, Compensation and Liability Act requiring NEC and

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

14. COMMITMENTS AND CONTINGENCIES (CONTINUED) the other potentially responsible parties to perform the interim soil removal project. The Company is currently unable to estimate the likelihood or extent of any liability; however, this matter may result in liability to NEC that could have a material adverse effect on the Company's financial condition, cash flows and results of operations.

    The Company is also party to various other claims, legal actions, complaints and union negotiations arising out of the ordinary course of business. Management proactively reviews and manages its exposure to, and the impact of, environmental matters and other contingencies. While it is possible that the Company's cash flows and results of operations in particular quarterly or annual periods could be affected by the one-time impacts of the resolution of the above contingencies, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material impact on the Company's financial condition or ongoing cash flows and results of operations.

15. EXTRAORDINARY ITEM

    The Company incurred extraordinary charges in February 1999 totaling approximately $763,000, net of tax benefits, consisting of the write-off of unamortized deferred financing costs. No such charges were incurred in 2000 or 1998.

16. ACQUISITIONS

    In July 1998, the Company acquired NEC which provided the Company entry into the steel drum reconditioning market. The purchase price of the stock acquisition was $14.0 million, plus transaction-related expenses and 24,243 shares of common stock valued at $45 per share.

17. FINANCIAL INSTRUMENTS AND RELATED DISCLOSURES

    FAIR VALUE OF FINANCIAL INSTRUMENTS--The Company does not enter into financial instruments for trading purposes. The carrying value of cash, cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates their fair value due to the relatively short maturity of these financial instruments. Due to the Credit Agreement covenant violations and interest payment default, fair value of long-term debt cannot be reliably determined by the Company as of December 31, 2000. At December 31, 1999, the carrying amount approximated fair value based on borrowing rates in effect at the time.

    Included in other (income) expense-net for the years ended December 31, 1999 and 1998, was a gain of $101,700 and a loss of $629,000, respectively, on foreign exchange contracts. The Company has entered into foreign currency forwards to hedge the foreign currency exposure of firm fixed asset purchases denominated in Deutsche Marks.

18. NON-RECURRING CHARGES

    In 1998, a provision of $3.5 million was established to cover non-recurring charges to streamline the Company's operations and sales forces and to consolidate and relocate the Company's corporate headquarters in order to improve operating efficiencies and reduce costs. The primary elements of the reserve related to the closure of a container manufacturing facility, severance and other personnel

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

18. NON-RECURRING CHARGES (CONTINUED)
related costs, such as the relocation of our corporate headquarters and other miscellaneous costs. The severance and other personnel-related costs arose from the elimination of 10 positions at the corporate headquarters and 36 positions at a container manufacturing facility. Non-recurring charges for the year ended December 31, 1998 also include $2.7 million of costs associated with proposed acquisitions that were not consummated.

    In 1999, a provision of $1.9 million was established to further streamline operations as a result of our change in management. The non-recurring charges of $1.9 million related to severance costs for the elimination of six corporate positions.

    The costs of completing the streamlining of operations to date approximated the original reserve. The balance remaining as of December 31, 2000 is $0.1 million and is classified as a current liability in the consolidated balance sheet under the caption accounts payable and accrued expenses which will be paid in the first quarter of 2001.

19. SEGMENT REPORTING

    The Company has two reportable operating segments. The containers division manufactures and sells new plastic and steel rigid industrial containers. The services division provides industrial container services for both plastic and steel rigid industrial containers. These services include reconditioning and selling plastic and steel industrial containers, plastic container fleet management, retrieval and recycling of empty industrial containers and leasing of plastic drums and intermediate bulk containers.

    Information as to the operations of the Company's business segments is set forth below based on the nature of the products and services offered. The Company evaluates performance based on several factors, of which the primary financial measure is business segment profit or loss from operations before interest, income taxes, depreciation, amortization of intangible assets and extraordinary items. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 2). Intersegment sales are recorded at cost plus applicable margin and are eliminated upon consolidation.

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

19. SEGMENT REPORTING (CONTINUED)

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Sales:
  Containers................................................  $222,588   $229,886   $232,274
  Services..................................................    55,970     62,217     46,650
                                                              --------   --------   --------
                                                               278,558    292,103    278,924
Intersegment sales:
  Containers................................................     5,068      4,985      2,300
  Services..................................................        --         --         --
                                                              --------   --------   --------
                                                                 5,068      4,985      2,300
Net sales:
  Containers................................................   217,520    224,901    229,974
  Services..................................................    55,970     62,217     46,650
                                                              --------   --------   --------
Consolidated net sales......................................  $273,490   $287,118   $276,624
                                                              ========   ========   ========
Earnings before interest, income taxes, depreciation and
  amortization (EBITDA)(1):
  Containers................................................  $ 20,862   $ 28,506   $ 23,453
  Services..................................................    10,076     12,976     14,341
                                                              --------   --------   --------
                                                                30,938     41,482     37,794

Interest expense............................................    23,236     21,079     16,025
Depreciation and amortization expense.......................    30,141     30,071     26,606
                                                              --------   --------   --------
Consolidated loss before income taxes and extraordinary
  items.....................................................  $(22,439)  $ (9,668)  $ (4,837)
                                                              ========   ========   ========
Depreciation and amortization expense:
  Containers................................................  $ 12,183   $ 11,944   $ 11,617
  Services..................................................    17,958     18,127     14,989
                                                              --------   --------   --------
Consolidated depreciation and amortization expense..........  $ 30,141   $ 30,071   $ 26,606
                                                              ========   ========   ========
Segment assets:
  Containers................................................  $195,021   $195,942   $188,376
  Services..................................................    62,205     68,586     64,902
  Other.....................................................     2,591      3,475      4,976
                                                              --------   --------   --------
Consolidated segment assets.................................  $259,817   $268,003   $258,254
                                                              ========   ========   ========
Capital expenditures:
  Containers................................................  $  8,374   $  7,795   $ 10,484
  Services..................................................    12,465     20,761     18,195
                                                              --------   --------   --------
Consolidated capital expenditures...........................  $ 20,839   $ 28,556   $ 28,679
                                                              ========   ========   ========

------------------------
(1) EBITDA should not be considered a substitute for net income, cash flow from operating activities or other cash flow statement data prepared in accordance with generally accepted accounting standards or as an alternative to net income or as an indicator of operating performance or cash flows as a measure of liquidity. EBITDA is presented here only to provide additional information with respect to the Company's ability to satisfy debt service. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

19. SEGMENT REPORTING (CONTINUED)
    Net sales by geographic area, as determined by the location of customer, are as follows:

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Net sales by geographic area:
  United States.............................................  $255,219   $273,445   $259,732
  Canada....................................................    17,363     12,795     15,490
  Other countries...........................................       908        878      1,402
                                                              --------   --------   --------
Total.......................................................  $273,490   $287,118   $276,624
                                                              ========   ========   ========

    Long-lived assets by geographic area, consisting of property, plant and equipment--net and goodwill and other intangibles--net, as determined by location of the asset, is as follows:

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Long-lived assets--net by geographic area:
  United States.............................................  $168,068   $176,382   $177,345
  Canada....................................................    22,673     24,488     23,493
                                                              --------   --------   --------
Total.......................................................  $190,741   $200,870   $200,838
                                                              ========   ========   ========

    The Company does not have a single customer which represents 10 percent or more of consolidated revenues.

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                           FIRST      SECOND     THIRD      FOURTH
                                          QUARTER    QUARTER    QUARTER    QUARTER
                                          --------   --------   --------   --------
                                                       (IN THOUSANDS)
2000
  Net sales.............................  $72,378    $70,255    $68,453    $62,404
  Gross profit..........................   14,444     11,936     11,943     10,704
  Net loss..............................   (2,873)    (4,186)    (3,569)    (5,242)
1999
  Net sales.............................  $70,938    $73,185    $71,549    $71,446
  Gross profit..........................   17,985     17,148     15,503     13,926
  Net loss..............................     (393)    (1,187)    (1,827)    (4,801)

21. GUARANTOR SUBSIDIARIES

    The Company's payment obligations under the Notes are fully, unconditionally, jointly and severally guaranteed by its current domestic subsidiaries, principally: RSC, CMS, and NEC (collectively, the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is a direct or indirect wholly-owned subsidiary of the Company. The Company's payment obligations under the Notes are not guaranteed by the remaining subsidiary, Hunter (the "Non-Guarantor Subsidiary"). The obligations of each Guarantor

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

21. GUARANTOR SUBSIDIARIES (CONTINUED)
Subsidiary under their guarantee of the Notes are subordinated to each subsidiary's obligations under their guarantee of the Senior Credit Facility.

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

    Investments in subsidiaries are accounted for by the Parent Company on the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Parent Company's investments in and advances to/from subsidiaries account and earnings (losses). The elimination entries eliminate investments in subsidiaries, related stockholders' equity and other intercompany balances and transactions.

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                            PARENT      GUARANTOR     NON-GUARANTOR
                                            COMPANY    SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                           ---------   ------------   -------------   ------------   ------------
Net sales................................  $      --    $ 238,618        $36,074        $ (1,202)      $ 273,490

Cost of sales............................         --      198,614         27,051          (1,202)        224,463
                                           ---------    ---------        -------        --------       ---------

Gross profit.............................         --       40,004          9,023              --          49,027

Total expenses...........................         --       42,669          5,598              --          48,267
                                           ---------    ---------        -------        --------       ---------

Income (loss) from operations............         --       (2,665)         3,425              --             760

Equity loss..............................    (14,476)          --             --          14,476              --

Interest expense.........................      2,130       19,682          1,424              --          23,236

Other (income) expense--net..............         --         (589)           552              --             (37)
                                           ---------    ---------        -------        --------       ---------

(Loss) income before income taxes........    (16,606)     (21,758)         1,449          14,476         (22,439)

(Benefit) provision for income taxes.....       (736)      (6,646)           813              --          (6,569)
                                           ---------    ---------        -------        --------       ---------

Net (loss) income........................  $ (15,870)   $ (15,112)       $   636        $ 14,476       $ (15,870)
                                           =========    =========        =======        ========       =========

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                       PARENT     GUARANTOR     NON-GUARANTOR
                                      COMPANY    SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                      --------   ------------   -------------   ------------   ------------
Net sales...........................  $    --      $250,658        $37,372           (912)       $287,118

Cost of sales.......................       --       196,129         27,339           (912)        222,556
                                      --------     --------        -------         ------        --------

Gross profit........................       --        54,529         10,033             --          64,562

Total expenses......................       --        47,367          5,903             --          53,270
                                      --------     --------        -------         ------        --------

Income from operations..............       --         7,162          4,130             --          11,292

Equity loss.........................   (6,134)           --             --          6,134              --

Interest expense....................    2,136        17,634          1,309             --          21,079

Other (income) expense--net.........       --          (768)           649             --            (119)
                                      --------     --------        -------         ------        --------

(Loss) income before income taxes
  and extraordinary item............   (8,270)       (9,704)         2,172          6,134          (9,668)

(Benefit) provision for income
  taxes.............................     (825)       (2,482)         1,084             --          (2,223)
                                      --------     --------        -------         ------        --------

(Loss) income before extraordinary
  item..............................   (7,445)       (7,222)         1,088          6,134          (7,445)

Extraordinary item, net of tax......      763            --             --             --             763
                                      --------     --------        -------         ------        --------

Net (loss) income...................  $(8,208)     $ (7,222)       $ 1,088         $6,134        $ (8,208)
                                      ========     ========        =======         ======        ========

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                       PARENT     GUARANTOR     NON-GUARANTOR
                                      COMPANY    SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                      --------   ------------   -------------   ------------   ------------
Net sales...........................  $    --      $240,874        $35,750         $   --        $276,624

Cost of sales.......................       --       187,550         25,657             --         213,207
                                      --------     --------        -------         ------        --------

Gross profit........................       --        53,324         10,093             --          63,417

Total expenses......................       --        46,252          5,427             --          51,679
                                      --------     --------        -------         ------        --------

Income from operations..............       --         7,072          4,666             --          11,738

Equity loss.........................   (2,876)           --             --          2,876              --

Interest expense....................    2,185        12,505          1,335             --          16,025

Other (income) expense--net.........       --           (79)           629             --             550
                                      --------     --------        -------         ------        --------

(Loss) income before income taxes...   (5,061)       (5,354)         2,702          2,876          (4,837)

(Benefit) provision for income
  taxes.............................     (729)       (1,034)         1,258             --            (505)
                                      --------     --------        -------         ------        --------

Net (loss) income...................  $(4,332)     $ (4,320)       $ 1,444         $2,876        $ (4,332)
                                      ========     ========        =======         ======        ========

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                          PARENT     GUARANTOR     NON-GUARANTOR
                                         COMPANY    SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                         --------   ------------   -------------   ------------   ------------
ASSETS
CURRENT ASSETS
  Cash................................   $    --      $  1,077        $    --       $      --       $  1,077
  Accounts receivable--net............        --        23,588          3,431              --         27,019
  Inventories.........................        --        20,044          2,614              --         22,658
  Prepaid and other current
    assets--net.......................        --          (427)           378           2,591          2,542
                                         --------     --------        -------       ---------       --------
      Total current assets............        --        44,282          6,423           2,591         53,296
                                         --------     --------        -------       ---------       --------
PROPERTY, PLANT AND EQUIPMENT--net....        --        81,888          5,709              --         87,597
                                         --------     --------        -------       ---------       --------
OTHER ASSETS
  Goodwill and other
    intangibles--net..................        --        86,180         16,964              --        103,144
  Deferred financing costs--net.......        --         6,173             --              --          6,173
  Other noncurrent assets.............        --           183             --              --            183
  Deferred tax benefit--net...........        --        20,168             --         (10,744)         9,424
  Intercompany advances...............    17,199        37,436             69         (54,704)            --
  Investment in subsidiaries..........    17,280            --             --         (17,280)            --
                                         --------     --------        -------       ---------       --------
TOTAL ASSETS..........................   $34,479      $276,310        $29,165       $ (80,137)      $259,817
                                         ========     ========        =======       =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued
    expenses..........................   $    --      $ 28,526        $ 3,509       $      89       $ 32,124
  Income taxes payable................    (4,129)        1,246             29           2,854             --
  Current portion of long-term debt...    19,997       186,627          7,639              --        214,263
  Deferred taxes--net.................        --         2,180             --            (420)         1,760
                                         --------     --------        -------       ---------       --------
      Total current liabilities.......    15,868       218,579         11,177           2,523        248,147
LONG-TERM DEBT........................        --            --             --              --             --
DEFERRED TAXES--net...................        --         9,627          1,119         (10,746)            --
OTHER NONCURRENT LIABILITIES..........        --         1,205            523              --          1,728
                                         --------     --------        -------       ---------       --------
      Total liabilities...............    15,868       229,411         12,819          (8,223)       249,875
INTERCOMPANY ADVANCES.................        --        46,922          7,043         (53,965)            --
TOTAL STOCKHOLDERS' EQUITY............    18,611           (23)         9,303         (17,949)         9,942
                                         --------     --------        -------       ---------       --------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY..............................   $34,479      $276,310        $29,165       $ (80,137)      $259,817
                                         ========     ========        =======       =========       ========

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                             PARENT     GUARANTOR     NON-GUARANTOR
                                            COMPANY    SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                            --------   ------------   -------------   ------------   ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents...............  $    --      $    704        $    --        $     --       $    704
  Accounts receivable--net................       --        25,594          4,541              --         30,135
  Inventories.............................       --        20,497          4,098              --         24,595
  Prepaid and other current assets--net...       --           884            292           3,475          4,651
                                            -------      --------        -------        --------       --------
      Total current assets................       --        47,679          8,931           3,475         60,085
                                            -------      --------        -------        --------       --------
PROPERTY, PLANT AND EQUIPMENT--NET........       --        88,301          6,272              --         94,573
                                            -------      --------        -------        --------       --------
OTHER ASSETS
  Goodwill and other intangibles--net.....       --        88,328         17,969              --        106,297
  Deferred financing costs--net...........       --         6,892             --              --          6,892
  Other noncurrent assets.................       --           156             --              --            156
  Intercompany advances...................   18,655        27,150            131         (45,936)            --
  Investment in subsidiaries..............   31,544            --             --         (31,544)            --
                                            -------      --------        -------        --------       --------
TOTAL ASSETS..............................  $50,199      $258,506        $33,303        $(74,005)      $268,003
                                            =======      ========        =======        ========       ========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses...  $(3,395)     $ 34,429        $ 6,277        $  8,296       $ 45,607
  Current portion of long-term debt.......       --            --             --              --             --
                                            -------      --------        -------        --------       --------
  Total current liabilities...............   (3,395)       34,429          6,277           8,296         45,607
LONG-TERM DEBT............................   19,997       164,110          8,662              --        192,769
DEFERRED TAXES--NET.......................     (749)        4,678          1,123          (4,571)           481
OTHER NONCURRENT LIABILITIES..............       --         2,030          1,020            (542)         2,508
                                            -------      --------        -------        --------       --------
      Total liabilities...................   15,853       205,247         17,082           3,183        241,365
INTERCOMPANY ADVANCES.....................       --        38,655          7,281         (45,936)            --
TOTAL STOCKHOLDERS' EQUITY................   34,346        14,604          8,940         (31,252)        26,638
                                            -------      --------        -------        --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY....................................  $50,199      $258,506        $33,303        $(74,005)      $268,003
                                            =======      ========        =======        ========       ========

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                      PARENT      GUARANTOR     NON-GUARANTOR
                                      COMPANY    SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                     ---------   ------------   -------------   ------------   ------------
Cash flows from operating
  activities:
Net (loss) income..................  $ (15,870)   $ (15,112)        $  636        $ 14,476       $ (15,870)
  Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in) operating
  activities:
Equity loss........................     14,476           --             --         (14,476)             --
Depreciation and amortization......        968       28,744          1,397              --          31,109
Other changes......................        426      (14,750)          (258)             --         (14,582)
                                     ---------    ---------         ------        --------       ---------
  Net cash provided by (used in)
    operating activities...........         --       (1,118)         1,775              --             657
                                     ---------    ---------         ------        --------       ---------
Cash flows used in investing
  activities.......................         --      (20,289)          (550)             --         (20,839)
                                     ---------    ---------         ------        --------       ---------
Cash flows provided by (used in)
  financing activities.............         --       21,638           (681)             --          20,957
                                     ---------    ---------         ------        --------       ---------
Effect of exchange rate changes on
  cash and cash equivalents........         --           --           (402)             --            (402)
                                     ---------    ---------         ------        --------       ---------
Net change in cash and cash
  equivalents......................         --          231            142              --             373
Cash and cash equivalents,
  beginning of period..............         --        1,022           (318)             --             704
                                     ---------    ---------         ------        --------       ---------
Cash and cash equivalents, end of
  period...........................  $      --    $   1,253         $ (176)       $     --       $   1,077
                                     =========    =========         ======        ========       =========

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                       PARENT     GUARANTOR     NON-GUARANTOR
                                      COMPANY    SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                      --------   ------------   -------------   ------------   ------------
Cash flows from operating
  activities:
Net (loss) income...................  $(8,208)     $ (7,222)       $ 1,088        $ 6,134        $ (8,208)
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
Equity loss.........................    6,134            --             --         (6,134)             --
Depreciation and amortization.......      807        28,738          1,333             --          30,878
Extraordinary item..................    1,271            --             --             --           1,271
Other changes.......................       (4)       (8,866)          (723)            --          (9,593)
                                      --------     --------        -------        -------        --------
  Net cash provided by operating
    activities......................       --        12,650          1,698             --          14,348
                                      --------     --------        -------        -------        --------
Cash flows used in investing
  activities........................       --       (27,727)          (829)            --         (28,556)
                                      --------     --------        -------        -------        --------
Cash flows provided by (used in)
  financing activities..............       --        14,854         (1,588)            --          13,266
                                      --------     --------        -------        -------        --------
Effect of exchange rate changes on
  cash and cash equivalents.........       --            --             16             --              16
                                      --------     --------        -------        -------        --------
Net change in cash and cash
  equivalents.......................       --          (223)          (703)            --            (926)
                                      --------     --------        -------        -------        --------
Cash and cash equivalents, beginning
  of period.........................       --         1,245            385             --           1,630
                                      --------     --------        -------        -------        --------
Cash and cash equivalents, end of
  period............................  $    --      $  1,022        $  (318)       $    --        $    704
                                      ========     ========        =======        =======        ========

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                       PARENT     GUARANTOR     NON-GUARANTOR
                                      COMPANY    SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                      --------   ------------   -------------   ------------   ------------
Cash flows from operating
  activities:
Net (loss) income...................  $(4,332)     $(4,320)         $1,444         $2,876         $(4,332)

Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:

Equity loss.........................    2,876           --              --         (2,876)             --

Depreciation and amortization.......      276       25,301           1,305             --          26,882

Other changes.......................    1,252        9,058          (2,063)            --           8,247
                                      -------      -------          ------         ------         -------

    Net cash provided by operating
      activities....................       72       30,039             686             --          30,797
                                      -------      -------          ------         ------         -------

Cash flows used in investing
  activities........................       --      (40,690)           (543)            --         (41,233)
                                      -------      -------          ------         ------         -------

Cash flows provided by (used in)
  financing activities..............      (72)      11,067              (6)            --          10,989
                                      -------      -------          ------         ------         -------

Effect of exchange rate changes on
  cash and cash equivalents.........       --           --              26             --              26
                                      -------      -------          ------         ------         -------

Net change in cash and cash
  equivalents.......................       --          416             163             --             579
                                      -------      -------          ------         ------         -------

Cash and cash equivalents, beginning
  of period.........................       --          829             222             --           1,051
                                      -------      -------          ------         ------         -------

Cash and cash equivalents, end of
  period............................  $    --      $ 1,245          $  385         $   --         $ 1,630
                                      =======      =======          ======         ======         =======

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Russell-Stanley Holdings, Inc.
Bridgewater, New Jersey

    We have audited the accompanying consolidated balance sheets of Russell-Stanley Holdings, Inc. and subsidiaries (the "Company") as of
December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also include the financial statement schedule listed in the index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is in violation of certain of its debt covenants, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP
Parsippany, New Jersey
February 27, 2001
(March 26, 2001 as to Note 1,
Note 8 and Note 14)

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 17, 2001.

                                                       RUSSELL-STANLEY HOLDINGS, INC.

                                                       By:             /s/ DANIEL W. MILLER
                                                            -----------------------------------------
                                                                         Daniel W. Miller
                                                             CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE
                                                                             OFFICER

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on the 17th day of April, 2001 by the following persons in the capacities indicated:

                      SIGNATURE                                            TITLE
                      ---------                                            -----
                /s/ DANIEL W. MILLER                      Chairman, President and Chief Executive
     -------------------------------------------          Officer, Assistant Secretary, and Director
                  Daniel W. Miller                              (principal executive officer)

              /s/ RONALD M. LITCHKOWSKI                   Vice President, Chief Financial Officer,
     -------------------------------------------         Treasurer and Secretary (principal financial
                Ronald M. Litchkowski                              and accounting officer)

                /s/ MICHAEL W. HUNTER
     -------------------------------------------         Executive Vice President-Global Marketing,
                  Michael W. Hunter                      Sales and Business Development and Director

                /s/ ROBERT L. ROSNER
     -------------------------------------------                          Director
                  Robert L. Rosner

                /s/ NORMAN W. ALPERT
     -------------------------------------------                          Director
                  Norman W. Alpert

               /s/ VINCENT J. BUONANNO
     -------------------------------------------                          Director
                 Vincent J. Buonanno

                 /s/ TODD N. KHOURY
     -------------------------------------------                          Director
                   Todd N. Khoury

                      SIGNATURE                                            TITLE
                      ---------                                            -----
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

                 /s/ ARTHUR J. NAGLE
     -------------------------------------------                          Director
                   Arthur J. Nagle

               /s/ VINCENT J. NAIMOLI
     -------------------------------------------                          Director
                 Vincent J. Naimoli

               /s/ DANIEL S. O'CONNELL
     -------------------------------------------                          Director
                 Daniel S. O'Connell

                /s/ JOHN W. PRIESING
     -------------------------------------------                          Director
                  John W. Priesing

                RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
                SCHEDULE II---VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                  COLUMN A                      COLUMN B          COLUMN C           COLUMN D     COLUMN E
                  --------                      --------    ---------------------    --------     --------
                                                                  ADDITIONS
                                                            ---------------------
                                               BALANCE AT   CHARGED TO                           BALANCE AT
                                               BEGINNING    COSTS AND                               END
                 DESCRIPTION                   OF PERIOD     EXPENSES     OTHER     DEDUCTIONS   OF PERIOD
                 -----------                   ----------   ----------   --------   ----------   ----------
For the year ended December 31, 2000

Allowance for doubtful accounts..............    $   460      $   --       $ 71     $      --      $   531
                                                 =======      ======       ====     =========      =======
Accumulated amortization of goodwill and
  other intangibles..........................    $15,734      $2,963       $(58)    $      --      $18,639
                                                 =======      ======       ====     =========      =======

For the year ended December 31, 1999

Allowance for doubtful accounts..............    $   169      $   --       $291     $      --      $   460
                                                 =======      ======       ====     =========      =======
Accumulated amortization of goodwill and
  other intangibles..........................    $12,707      $2,975       $ 52     $      --      $15,734
                                                 =======      ======       ====     =========      =======

For the year ended December 31, 1998

Allowance for doubtful accounts..............    $   224      $   --       $(55)    $      --      $   169
                                                 =======      ======       ====     =========      =======
Accumulated amortization of goodwill and
  other intangibles..........................    $ 9,580      $3,127       $ --     $      --      $12,707
                                                 =======      ======       ====     =========      =======