Form 10-Q
period 2001-03-31
RUSSELL-STANLEY HOLDINGS INC
filed 2001-05-15
CIK 1076647

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

                        Commission File Number: 333-76057

                         RUSSELL-STANLEY HOLDINGS, INC.
               (Exact name of registrant as specified in charter)

    Delaware                       3412                        22-3525626
(State or other             (Primary Standard                (IRS Employer
jurisdiction of         Industrial Classification        Identification Number)
incorporation or              Code Number)
 organization)


               685 Route 202/206 Bridgewater, New Jersey        08807
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

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I:  FINANCIAL INFORMATION

ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                           3


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        15


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE
         ABOUT MARKET RISK                                                    17



PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS                                                    17

ITEM 2:  CHANGES IN SECURITIES                                                17

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                                      18

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS                                                  18

ITEM 5:  OTHER INFORMATION                                                    18

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                     18

SIGNATURES                                                                    22

                          PART I. FINANCIAL INFORMATION

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                              (Unaudited)
                                                         2001            2000
                                                       --------        --------
NET SALES                                              $ 64,826        $ 72,378
COST OF SALES                                            53,012          57,934
                                                       --------        --------
   Gross Profit                                          11,814          14,444

OPERATING EXPENSES
   Selling                                                5,238           5,652
   General and administrative                             6,327           6,493
   Amortization of intangibles                              741             741
   Financial restructuring                                1,044            --
                                                       --------        --------
   Total expenses                                        13,350          12,886

(LOSS) INCOME FROM OPERATIONS                            (1,536)          1,558

INTEREST EXPENSE                                          6,089           5,605

OTHER (INCOME) EXPENSE - net                                 (4)             59
                                                       --------        --------

LOSS BEFORE INCOME TAXES                                 (7,621)         (4,106)

INCOME TAX BENEFIT                                       (2,286)         (1,233)
                                                       --------        --------

NET LOSS                                                 (5,335)         (2,873)

OTHER COMPREHENSIVE (LOSS) INCOME                          (713)             51
                                                       --------        --------

COMPREHENSIVE LOSS                                     $ (6,048)       $ (2,822)
                                                       ========        ========

            See Notes to Condensed Consolidated Financial Statements.

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                            March 31,  December 31,
                                                              2001        2000
                                                            --------   -----------
                                                           (Unaudited)
ASSETS
CURRENT ASSETS
     Cash                                                   $  2,508    $  1,077
     Accounts receivable - net                                28,582      27,019
     Inventories                                              21,896      22,658
     Prepaid taxes and income taxes receivable - net           4,596         827
     Prepaid expenses and other current assets                 1,949       1,715
                                                            --------    --------
          Total current assets                                59,531      53,296
                                                            --------    --------

PROPERTY, PLANT AND EQUIPMENT - net                           86,299      87,597
                                                            --------    --------

OTHER ASSETS
     Goodwill and other intangibles - net                    101,553     103,144
     Deferred financing costs - net                            5,917       6,173
     Other noncurrent assets                                     319         183
     Deferred tax benefit - net                                8,307       9,424
                                                            --------    --------
          Total other assets                                 116,096     118,924
                                                            --------    --------

TOTAL ASSETS                                                $261,926    $259,817
                                                            ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                  $ 35,694    $ 32,124
     Current portion of long-term debt                       218,829     214,263
     Deferred taxes - net                                      1,760       1,760
                                                            --------    --------
          Total current liabilities                          256,283     248,147

LONG-TERM DEBT                                                    39          -

OTHER NONCURRENT LIABILITIES                                   1,710       1,728
                                                            --------    --------

          Total liabilities                                  258,032     249,875
                                                            --------    --------

STOCKHOLDERS' EQUITY                                           3,894       9,942
                                                            --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $261,926    $259,817
                                                            ========    ========

            See Notes to Condensed Consolidated Financial Statements.

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          Three Months Ended
                                                                               March 31,
                                                                         --------------------
                                                                           2001        2000
                                                                         --------    --------
                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                            $ (5,335)   $ (2,873)
     Adjustments to reconcile net loss to
        net cash provided by (used in) operating activities:
               Depreciation and amortization                                6,980       8,097
               Decrease in deferred income taxes                            1,117         111
               Other noncash items                                             27          28
Changes in operating assets and liabilities:
     Increase in accounts receivable                                       (1,563)       (899)
     Decrease (increase) in inventories                                       762        (539)
     Increase in prepaids and other
        current assets                                                     (4,003)       (944)
     Increase (decrease) in accounts payable and
        accrued expenses                                                    3,570      (9,941)
     Increase in other - net                                                1,038         378
                                                                         --------    --------
          Net cash provided by (used in) operating activities               2,593      (6,582)
                                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                  (4,901)     (4,933)
                                                                         --------    --------
          Net cash used in investing activities                            (4,901)     (4,933)
                                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) under revolving credit facility            4,539      12,044
     Cash paid for financing costs                                            (85)       (240)
     Other                                                                     (2)      --
                                                                         --------    --------
          Net cash provided by financing activities                         4,452      11,804
                                                                         --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      (713)         51
                                                                         --------    --------

NET CHANGE IN CASH                                                          1,431         340
CASH, BEGINNING OF PERIOD                                                   1,077         704
                                                                         --------    --------
CASH, END OF PERIOD                                                      $  2,508    $  1,044
                                                                         ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid (received) during the period for:
     Interest                                                            $  1,682    $  9,490
                                                                         ========    ========
     Income taxes                                                        $    351    $ (1,976)
                                                                         ========    ========

            See Notes to Condensed Consolidated Financial Statements.

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  - BASIS OF PRESENTATION

         The Condensed Consolidated Financial Statements and related notes thereto as of March 31, 2001 and for the three-month periods ended March 31, 2001 and 2000 are unaudited.

         The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of March 31, 2001 and December 31, 2000, the consolidated statements of operations and comprehensive (loss) income and the statements of cash flows for the three month periods ended March 31, 2001 and 2000. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported on the financial statements and the accompanying notes. Actual amounts could differ from those estimates.

         These financial statements should be read in conjunction with the financial statements and notes thereto included in Russell-Stanley Holdings, Inc.'s (the "Company's") Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-76057.

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

         The Company elected not to make the interest payment due February 15, 2001 on its Senior Subordinated Notes. The 30-day grace period to make the interest payment to cure the default expired on March 15, 2001 and as a consequence, the Senior Subordinated Notes, revolving credit loans and term loan are callable and therefore have been classified as current liabilities in the December 31, 2000 and March 31, 2001 consolidated balance sheets. The Company and its lenders under the Credit Agreement have entered into a 60-day Forbearance and Amendment Agreement (the Forbearance Agreement) dated February 15, 2001 pursuant to which the lender will not call the Company's outstanding debt through the termination of the Forbearance Agreement and will continue to allow the Company to draw on their revolving credit facility to satisfy working capital needs subject to certain limitations. In addition, the interest rate on the Company's term loan and the revolving credit loan margin was increased .50% and the facility's commitment was temporarily reduced from $75.0 million to $60.0 million. The Forbearance Agreement was extended an additional sixty days until June 15, 2001 with an additional .25% interest rate increase in effect for the period. The Forbearance Agreement terminates on the earlier of (a) the occurrence of an additional event of default (as defined); (b) June 15, 2001 or
(c) the date on which the Senior Subordinated Notes are accelerated. A joint meeting of the ad-hoc committee of noteholders and the bank group was held recently to permit both groups to give their views on the restructuring. Discussions with these groups will continue and there can be no assurance that a financial restructuring will be completed. For the period ended March 31, 2001, approximately $1.0 million in professional fees were incurred in connection with the financial restructuring and were expensed in the accompanying condensed consolidated statement of operations.

NOTE 2  - ACCOUNTING POLICY MATTERS

         Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the Company as of January 1, 2001. These standards require that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. In addition, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. Adoption of these new accounting standards did not have a material impact on the Company's financial condition or results of operations.

         Reclassifications - Certain amounts in 2000 have been reclassified to conform to the 2001 presentation.

NOTE 3  - INVENTORIES

Inventories consist of the following:

                              March 31,    December 31,
                                2001          2000
                                ----          ----
                           (Unaudited)

                                 (In Thousands)
Raw materials                 $12,086       $11,980
Work-in-process                 2,415         2,338
Finished goods                  7,395         8,340
                              -------       -------
     Total                    $21,896       $22,658
                              =======       =======

NOTE 4 - LONG-TERM DEBT

         As discussed in Note 1 of the condensed consolidated financial statements, the Company elected to withhold the payment of interest due on February 15, 2001 on its Senior Subordinated Notes and did not make the payment within the 30-day grace period. As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, due to the violations of the covenants under the Credit Agreement and the interest payment default, the Senior Subordinated Notes, revolving credit loans and term loan are callable and therefore have been classified as current liabilities in the December 31, 2000 and March 31, 2001 consolidated balance sheets.

The Notes, revolving credit loans, and term loan have the following provisions (dollars in thousands):

                                                                         Interest                     Interest
                                                                          Rate at      Balance at      Rate at       Balance at
                          Domestic                    Eurodollar         March 31,     March 31,     December 31,   December 31,
                       Interest Rate                 Interest Rate         2001           2001          2000            2000
                  ---------------------------------------------------------------------------------------------------------------
                                                                        (Unaudited)    (Unaudited)
Revolving        Prime plus margin             LIBOR plus margin
credit loan      not less than 1.75%; 1.25%    not less than 3.25%;       8.13-9.75%      $37,779     9.19-10.75%         $32,543
                                               2.75%

Revolving        Canadian prime
credit loan-     plus margin not
Foreign          less than 2.25%; 1.75%        -                           9.00             6,941       9.25                7,639

Term Loan C      Fixed rate                    Fixed rate                  9.98            25,000       9.48               25,000

Senior
Subordinated
Notes            Fixed rate                    -                          10.88           149,109       10.88             149,081
                                                                                         --------                        --------
Total                                                                                    $218,829                        $214,263
                                                                                         ========                        ========


In connection with the March 15, 2001 Forbearance Agreement, the margin on the revolving credit and term loans was increased .50%.

The Forbearance Agreement was extended an additional sixty days until June 15, 2001 (see Note 1 to the condensed consolidated financial statements).

NOTE 5 - CONTINGENCY

         The U.S. Environmental Protection Agency (the "EPA") confirmed the presence of contaminants, including dioxin, in and along the Woonasquatucket River in Rhode Island. Prior to 1970, New England Container ("NEC") operated a facility in North Providence, Rhode Island along the Woonasquatucket River at a site where contaminants have been found. NEC, the current owners of the property, and others have been formally identified by the EPA as potentially responsible parties, with the site added to the National Priority Superfund Site list in February 2000. Although NEC no longer operates the facility, and did not operate the facility at the time the Company acquired the outstanding capital stock of NEC in July 1998, NEC could incur liability under federal and state environmental laws and/or as a result of civil litigation. Any resulting liability is subject to, among other possible claims, (i) a contractual indemnity from Vincent J. Buonanno, one of its directors and the former owner of NEC, subject to a $2.0 million limit, and (ii) right of contribution from other potentially responsible parties and potential insurance reimbursements. In January 2001, the EPA announced it was proceeding with an interim soil removal project and will be undertaking further testing and analysis to determine what, if any, remedial action in addition to the interim soil removal will be required. On March 26, 2001, the EPA issued a unilateral administrative order pursuant to Section 106 (a) of the federal Comprehensive Environmental
Response, Compensation and Liability Act requiring NEC and the other potentially responsible parties to perform the interim soil removal project.
The Company is unable to estimate the likelihood or extent of any liability; however, this matter may result in liability to NEC that could have a material adverse effect on the Company's financial condition, cash flows and results of operations.

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

         Investments in subsidiaries are accounted for by the Parent Company using the equity method. Earnings of subsidiaries are, therefore, reflected in the Parent Company's investments in and advances to/from subsidiaries accounts and earnings (losses). The elimination entries eliminate investments in subsidiaries, related stockholders' equity and other intercompany balances and transactions.

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                           Parent      Guarantor      Non-Guarantor
                                          Company     Subsidiaries     Subsidiary     Eliminations   Consolidated
                                         --------     ------------    -------------   ------------   ------------
NET SALES                                 $   -        $ 56,476        $  8,641       $   (291)       $ 64,826

COST OF SALES                                 -          46,838           6,465           (291)         53,012
                                         --------      --------        --------       --------        --------

GROSS PROFIT                                  -           9,638           2,176            -            11,814

TOTAL EXPENSES                                -          11,941           1,409            -            13,350
                                         --------      --------        --------       --------        --------

(LOSS) INCOME FROM OPERATIONS                 -          (2,303)            767            -            (1,536)

EQUITY LOSS                                (4,965)          -               -            4,965             -

INTEREST EXPENSE                              525         5,176             388            -             6,089

OTHER INCOME - net                            -              (4)            -              -                (4)
                                         --------      --------        --------       --------        --------

(LOSS) INCOME BEFORE INCOME
     TAXES                                 (5,490)       (7,475)            379          4,965          (7,621)

(BENEFIT) PROVISION FOR INCOME
     TAXES                                   (155)       (2,356)            225            -            (2,286)
                                         --------      --------        --------       --------        --------

NET (LOSS) INCOME                         $(5,335)     $ (5,119)       $    154       $  4,965        $ (5,335)
                                         ========      ========        ========       ========        ========

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                          Parent       Guarantor      Non-Guarantor
                                         Company      Subsidiaries     Subsidiary     Eliminations   Consolidated
                                         --------     ------------    -------------   ------------   ------------
NET SALES                                 $   -          $ 63,561        $  9,133       $   (316)       $ 72,378

COST OF SALES                                 -            51,159           7,091           (316)         57,934
                                         --------        --------        --------       --------        --------

GROSS PROFIT                                  -            12,402           2,042            -            14,444

TOTAL EXPENSES                                -            11,464           1,422            -            12,886
                                         --------        --------        --------       --------        --------

INCOME FROM OPERATIONS                        -               938             620            -             1,558

EQUITY LOSS                                (2,506)            -               -            2,506             -

INTEREST EXPENSE                              536           4,731             338            -             5,605

OTHER EXPENSE - net                           -                59             -              -                59
                                         --------        --------        --------       --------        --------

(LOSS) INCOME BEFORE INCOME
     TAXES                                 (3,042)         (3,852)            282          2,506          (4,106)

(BENEFIT) PROVISION FOR INCOME
     TAXES                                   (169)         (1,212)            148            -            (1,233)
                                         --------        --------        --------       --------        --------

NET (LOSS) INCOME                         $(2,873)       $ (2,640)       $    134       $  2,506        $ (2,873)
                                         ========        ========        ========       ========        ========

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                   Parent      Guarantor      Non-Guarantor
                                                  Company     Subsidiaries      Subsidiary   Eliminations   Consolidated
                                                 ---------    ------------    -------------  ------------   ------------
ASSETS
CURRENT ASSETS
  Cash                                           $       -      $   2,508      $       -        $     -      $   2,508
  Accounts receivable - net                              -         24,592          3,990              -         28,582
  Inventories                                            -         19,803          2,093              -         21,896
  Prepaids and other current
       assets - net                                      -          2,348            367          3,830          6,545
                                                 ---------      ---------      ---------      ---------      ---------
    Total current assets                                 -         49,251          6,450          3,830         59,531
                                                 ---------      ---------      ---------      ---------      ---------

PROPERTY, PLANT AND
          EQUIPMENT - net                                -         81,122          5,177              -         86,299
                                                 ---------      ---------      ---------      ---------      ---------
OTHER ASSETS
  Goodwill and other
       intangibles - net                                 -         85,559         15,994              -        101,553
  Deferred financing costs - net                         -          5,917              -              -          5,917
  Other noncurrent assets                                -            319              -              -            319
  Deferred taxes - net                                   -          9,369         (1,063)             1          8,307
  Intercompany advances                             16,674         41,753            145        (58,572)             -
  Investment in subsidiaries                        11,830              -              -        (11,830)             -
                                                 ---------      ---------      ---------      ---------      ---------
TOTAL ASSETS                                     $  28,504      $ 273,290      $  26,703      $ (66,571)     $ 261,926
                                                 =========      =========      =========      =========      =========
LIABILITIES AND
STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable, accrued expenses
       and income taxes payable                  $  (4,283)     $  32,588      $   3,385      $   4,004      $  35,694
  Current portion of long-term debt                 19,997        191,891          6,941              -        218,829
  Deferred taxes - net                                   -          2,172              -           (412)         1,760
                                                 ---------      ---------      ---------      ---------      ---------
  Total current liabilities                         15,714        226,651         10,326          3,592        256,283
LONG-TERM DEBT                                           -             39              -              -             39
OTHER NONCURRENT LIABILITIES                             -          1,272            438              -          1,710
                                                 ---------      ---------      ---------      ---------      ---------
          Total liabilities                         15,714        227,962         10,764          3,592        258,032
INTERCOMPANY ADVANCES                                    -         50,471          6,966        (57,437)             -
TOTAL STOCKHOLDERS' EQUITY                          12,790         (5,143)         8,973        (12,726)         3,894
                                                 ---------      ---------      ---------      ---------      ---------
TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                   $  28,504      $ 273,290      $  26,703      $ (66,571)     $ 261,926
                                                 =========      =========      =========      =========      =========

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                  Parent         Guarantor      Non-Guarantor
                                                 Company        Subsidiaries      Subsidiary      Eliminations   Consolidated
                                                ---------       ------------    -------------     ------------   ------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                  $       -        $   1,077        $       -          $     -        $   1,077
     Accounts receivable - net                          -           23,588            3,431                -           27,019
     Inventories                                        -           20,044            2,614                -           22,658
     Prepaids and other current assets - net            -             (427)             378            2,591            2,542
                                                ---------        ---------        ---------        ---------        ---------
          Total current assets                          -           44,282            6,423            2,591           53,296
                                                ---------        ---------        ---------        ---------        ---------
PROPERTY, PLANT AND
     EQUIPMENT - net                                    -           81,888            5,709                -           87,597
                                                ---------        ---------        ---------        ---------        ---------
OTHER ASSETS
     Goodwill and other intangibles - net               -           86,180           16,964                -          103,144
     Deferred financing costs - net                     -            6,173                -                -            6,173
     Other noncurrent assets                            -              183                -                -              183
     Deferred tax benefit - net                         -           20,168                -          (10,744)           9,424
     Intercompany advances                         17,199           37,436               69          (54,704)               -
     Investment in subsidiaries                    17,280                -                -          (17,280)               -
                                                ---------        ---------        ---------        ---------        ---------
TOTAL ASSETS                                    $  34,479        $ 276,310        $  29,165        $ (80,137)       $ 259,817
                                                =========        =========        =========        =========        =========
LIABILITIES AND STOCKHOLDERS'
     EQUITY
CURRENT LIABILITIES
    Accounts payable and accrued
        expenses                                  $     -        $  28,526        $   3,509        $      89        $  32,124
    Income taxes payable                           (4,129)           1,246               29            2,854                -
    Current portion of long-term debt              19,997          186,627            7,639                -          214,263
    Deferred taxes - net                                -            2,180                -             (420)           1,760
                                                ---------        ---------        ---------        ---------        ---------
   Total current liabilities                       15,868          218,579           11,177            2,523          248,147
LONG-TERM DEBT                                          -                -                -                -                -
DEFERRED TAXES - net                                    -            9,627            1,119          (10,746)               -
OTHER NONCURRENT LIABILITIES                            -            1,205              523                -            1,728
                                                ---------        ---------        ---------        ---------        ---------
          Total liabilities                        15,868          229,411           12,819           (8,223)         249,875
INTERCOMPANY ADVANCES                                   -           46,922            7,043          (53,965)               -
TOTAL STOCKHOLDERS' EQUITY                         18,611              (23)           9,303          (17,949)           9,942
                                                ---------        ---------        ---------        ---------        ---------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                       $  34,479        $ 276,310        $  29,165        $ (80,137)       $ 259,817
                                                =========        =========        =========        =========        =========

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                  Parent       Guarantor    Non-Guarantor
                                                 Company      Subsidiaries    Subsidiary    Eliminations   Consolidated
                                                ---------     ------------  -------------   ------------   ------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:
     Net (loss) income                            $(5,335)       $(5,119)       $   154        $ 4,965        $(5,335)
     Adjustments to reconcile net
          (loss) income to net cash
          provided by operating activities:
          Equity loss                               4,965              -              -         (4,965)             -
          Depreciation and amortization               256          6,374            350              -          6,980
          Other changes                               114            672            162              -            948
                                                  -------        -------        -------        -------        -------
               Net cash provided by
                    operating activities                -          1,927            666              -          2,593
                                                  -------        -------        -------        -------        -------

CASH FLOWS USED IN
     INVESTING ACTIVITIES                               -         (4,856)           (45)             -         (4,901)
                                                  -------        -------        -------        -------        -------

CASH FLOWS PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                               -          4,643           (191)             -          4,452
                                                  -------        -------        -------        -------        -------

EFFECT OF EXCHANGE RATE CHANGES
    ON CASH                                             -              -           (713)             -           (713)
                                                  -------        -------        -------        -------        -------
NET CHANGE IN CASH                                      -          1,714           (283)             -          1,431

CASH, BEGINNING OF PERIOD                               -          1,251           (174)             -          1,077
                                                  -------        -------        -------        -------        -------

CASH, END OF PERIOD                               $     -        $ 2,965        $  (457)       $     -        $ 2,508
                                                  =======        =======        =======        =======        =======

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                      Parent      Guarantor     Non-Guarantor
                                                     Company     Subsidiaries     Subsidiary   Eliminations   Consolidated
                                                    ---------    ------------   -------------  ------------   ------------
CASH FLOWS FROM OPERATING
     ACTIVITIES:
     Net (loss) income                              $ (2,873)      $ (2,640)      $    134       $  2,506       $ (2,873)
     Adjustments to reconcile net
          (loss) income to net cash
          used in operating activities:
          Equity loss                                  2,506              -              -         (2,506)             -
          Depreciation and amortization                  237          7,419            441              -          8,097
          Other changes                                  130        (11,249)          (687)             -        (11,806)
                                                    --------       --------       --------       --------       --------
               Net cash used in
                    operating activities                   -         (6,470)          (112)             -         (6,582)
                                                    --------       --------       --------       --------       --------

CASH FLOWS USED IN
     INVESTING ACTIVITIES                                  -         (4,482)          (451)             -         (4,933)
                                                    --------       --------       --------       --------       --------
CASH FLOWS PROVIDED BY
     FINANCING ACTIVITIES                                  -         11,434            370              -         11,804
                                                    --------       --------       --------       --------       --------
EFFECT OF EXCHANGE RATE CHANGES
   ON CASH                                                 -              -             51              -             51
                                                    --------       --------       --------       --------       --------
NET CHANGE IN CASH                                         -            482           (142)             -            340
CASH,  BEGINNING OF PERIOD                                 -          1,022           (318)             -            704
                                                    --------       --------       --------       --------       --------
CASH,  END OF PERIOD                                $      -       $  1,504       $   (460)      $      -       $  1,044
                                                    ========       ========       ========       ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2001 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 2000

NET SALES

         Net sales decreased 10.4 % to $64.8 million in 2001 from $72.4 million in 2000. Our container manufacturing division's net sales decreased 7.5% to $52.8 million in 2001, from $57.1 million in 2000, due primarily to an economic downturn and consequently lower unit volumes. Net sales in our services division decreased 21.2% to $12.0 million in 2001 from $15.3 million in 2000 due primarily to planned lower trip lease volumes in plastic services and lower steel reconditioning revenues, which were partially offset by higher average selling prices. We continue to transition our plastic services drum business from a leasing to reconditioning business model.

GROSS PROFIT

         Gross profit decreased $2.7 million to $11.8 million in 2001 from $14.5 million in 2000, primarily due to the lower unit volumes. Gross profit as a percentage of net sales decreased to 18.2% in 2001 from 20.0% in 2000 as a result.

OPERATING EXPENSES

         Operating expenses increased $0.4 million to $13.3 million in 2001 from $12.9 in 2000. The increase is due to financial restructuring expenses of approximately $1.0 million, partially offset by cost savings, including personnel reductions and lower delivery expenses due to lower volume. As a percentage of net sales, operating expenses were 20.6% in 2001 compared to 17.8% in 2000.

(LOSS) INCOME FROM OPERATIONS

         (Loss) income from operations decreased by $3.1 million to a $1.5 million loss in 2001 from income of $1.6 million in 2000 as a result of the factors described above.

INTEREST EXPENSE

         Interest expense was $6.1 million in 2001 compared with $5.6 million in 2000. The increase in interest expense is the result of increased debt levels and a higher weighted average interest rate.

LOSS BEFORE INCOME TAXES

         In 2001, the loss before income taxes was $7.6 million versus $4.1 million in 2000, as a result of the factors described above.

INCOME TAX BENEFIT

         The effective tax rate on the loss was approximately 30.0% in both 2001 and 2000, lower than the statutory federal income tax benefit due to the non-deductible portion of goodwill associated with our acquisitions and higher foreign income taxes.

NET LOSS

         In 2001, the net loss was $5.3 million versus $2.9 million in 2000, as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal uses of cash are for capital expenditures, interest expense, and working capital. We utilize funds generated from operations and borrowings to meet these requirements. For the three months ended March 31, 2001, net cash provided by operating activities was $2.6 million compared to net cash used in operating activities of $6.6 million for the three months ended March 31, 2000. This change is due to improved trade working capital more than offsetting a higher net loss during the first three months of 2001. For the three months ended March 31, 2001 and 2000, we made capital expenditures of $4.9 million. We currently have no capital commitments outside the ordinary course of business. Our principal working capital requirements are to finance accounts receivable and inventories. As of March 31, 2001, our subsidiaries and we had total indebtedness of approximately $218.8 million, $69.7 million of which was senior indebtedness.

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

         The Company elected not to make the interest payment due February 15, 2001 on its Senior Subordinated Notes. The 30-day grace period to make the interest payment to cure the default expired on March 15, 2001 and as a consequence, the Senior Subordinated Notes, revolving credit loans and term loan are callable and therefore have been classified as current liabilities in the December 31, 2000 and March 31, 2001 consolidated balance sheets. The Company and its lenders under the Credit Agreement have entered into a 60-day Forbearance and Amendment Agreement (the Forbearance Agreement) dated February 15, 2001 pursuant to which the lender will not call the Company's outstanding debt through the termination of the Forbearance Agreement and will continue to allow the Company to draw on their revolving credit facility to satisfy working capital needs subject to certain limitations. In addition, the interest rate on the Company's term loan and the revolving credit loan margin was increased .50% and the facility's commitment was temporarily reduced from $75.0 million to $60.0 million. The Forbearance Agreement was extended an additional sixty days until June 15, 2001 with an additional .25% interest rate increase in effect for the period. The Forbearance Agreement terminates on the earlier of (a) the occurrence of an additional event of default (as defined); (b) June 15, 2001 or (c) the date on which the Senior Subordinated Notes are accelerated. A joint meeting of the ad-hoc committee of noteholders and the bank group was held recently to permit both groups to give their views on the restructuring. Discussions with these groups will continue and there can be no assurance that a financial restructuring will be completed. For the period ended March 31, 2001, approximately $1.0 million in professional fees were incurred in connection with the financial restructuring.

         The consolidated financial statements of the Company indicate that as a result of the above matters, at March 31, 2001, current liabilities exceeded current assets by $196.8 million. Historically, cash flows generated from operations, supplemented by the unused borrowing capacity under the Revolving Credit Agreement, have been sufficient to pay the Company's debts as they come due, provide for capital expenditures and meet its other cash requirements. The consolidated financial statements of the Company presented herein do not reflect any adjustments that could result from the Company's financial restructuring plan.

EFFECT OF INFLATION

         Inflation generally affects our business by increasing the interest expense of floating rate indebtedness and by increasing the cost of raw materials, labor and equipment. We do not believe that inflation has had any material effect on our business during the periods discussed herein.

FORWARD LOOKING STATEMENTS

         Readers are cautioned that the Results of Operations, Liquidity and Capital Resources and other sections of this report contain forward-looking statements that are based on management's current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, we cannot assure you that our assumptions and expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A description of some of the factors that could cause actual results to differ materially from expectations expressed in the Company's forward-looking statements set forth in the Company's Form S-4 (File No. 333-76057) filed with the Securities and Exchange Commission under the caption "Forward-Looking Statements" is incorporated herein by reference.

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

INTEREST RATE RISK

         The revolving indebtedness under our senior credit facility bears interest at a floating rate. Our primary exposure to interest rate risk is as a result of changes in interest expense related to this indebtedness due to changes in market interest rates. A 10% increase in interest rates at March 31, 2001 would not have a material adverse affect on our results of operations, financial condition or cash flows.

FOREIGN CURRENCY EXCHANGE RATE RISK

         We have operations in Canada and sales denominated in Canadian dollars. Our primary exposure to foreign currency exchange rate risk is as a result of changes in the exchange rate between the U.S. dollar and the Canadian dollar. We currently do not maintain any derivative financial instruments to limit our exposure to this risk. The Company has also entered into foreign currency forwards to hedge the currency exposure of firm fixed asset purchases denominated in Deutsche Marks.

PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

                  Not Applicable

ITEM 2.      CHANGES IN SECURITIES

                  Not Applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

                  The Company elected not to make the interest payment of $8.3 million due February 15, 2001 on its Senior Subordinated Notes. The 30-day grace period to make the interest payment to cure the default expired on March 15, 2001. The Company and its lenders under the Credit Agreement have entered into a 60-day Forbearance and Amendment Agreement (the Forbearance Agreement) dated February 15, 2001 pursuant to which the lender will not call the Company's outstanding debt through the termination of the Forbearance Agreement and will continue to allow the Company to draw on their revolving credit facility to satisfy working capital needs subject to certain limitations. The Forbearance Agreement was extended until June 15, 2001 or may terminate earlier, as described in Note 1 to the condensed consolidated financial statements.

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

               *3.10         By-Laws of Russell-Stanley, Inc.

               *3.11         Certificate of Incorporation of RSLPCO, Inc.

               *3.12         By-Laws of RSLPCO, Inc.

               *3.13         Certificate of Limited Partnership of
                             Russell-Stanley, L.P.

               *3.14         Agreement of Limited Partnership of
                             Russell-Stanley, L.P.



            Exhibit No.      Description of Exhibit
            -----------      ----------------------
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



            Exhibit No.       Description of Exhibit
            -----------       ----------------------
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

            ****10.26         Employment and Change-In-Control Severance
                              Agreement, dated as of December 11, 2000,
                              between Russell-Stanley Holdings, Inc. and
                              Daniel W. Miller

            ****10.27         Employment and Change-In-Control Severance
                              Agreement, dated as of December 11, 2000,
                              between Russell-Stanley Holdings, Inc. and
                              Ronald M. Litchkowski

            ****10.28         Employment and Change-In-Control Severance
                              Agreement, dated as of December 11, 2000,
                              between Russell- Stanley Holdings, Inc. and
                              John H. Hunter

            ****10.29         Employment and Change-In-Control Severance
                              Agreement, dated as of December 11, 2000,
                              between Russell-Stanley Holdings, Inc. and
                              David C. Garrison

                10.30         First Amendment to the Employment and
                              Change-In-Control Severance Agreement, dated as of April 16, 2001, between Russell-Stanley
                              Holdings, Inc. and Daniel W. Miller



             Exhibit No.      Description of Exhibit
             -----------      ----------------------
                10.31         First Amendment to the Employment and
                              Change-In-Control Severance Agreement, dated
                              as of April 16, 2001, between Russell-Stanley
                              Holdings, Inc. and Ronald M. Litchkowski

                10.32         First Amendment to the Employment and
                              Change-In-Control Severance Agreement, dated as of April 16, 2001, between Russell-
                              Stanley Holdings, Inc. and John H. Hunter

                10.33         First Amendment to the Employment and
                              Change-In-Control Severance Agreement, dated as of April 16, 2001, between Russell-Stanley
                              Holdings, Inc. and David C. Garrison


                  *21         Subsidiaries of the Company

*This Exhibit is incorporated by reference to the Exhibit of the same number filed as part of the Company's Registration Statement on Form S-4 (File No. 333-76057)

**This Exhibit is incorporated by reference to the Exhibit of the same number filed as part of the Company's Form 10-Q for period ended September 30, 2000.

***This Exhibit is incorporated by reference to the Exhibits filed in the Company's Form 8-K dated February 15, 2001 and April 20, 2001.

****This Exhibit is incorporated by reference to the Exhibit of the same number filed in the Company's Form 10-K dated December 31, 2000.

+The Registrant was afforded confidential treatment of portions of this exhibit by the Securities and Exchange Commission. Accordingly, portions thereof have been omitted and filed separately with the Securities and Exchange Commission.

(b)      Reports on Form 8-K

         A current report on Form 8-K, dated January 26, 2001, retaining The Blackstone Group, L.P. to assist the Company in exploring strategic alternatives for capital restructuring, was filed during the quarter ended March 31, 2001.

         A current report on Form 8-K, dated February 9, 2001, indicating the Company elected to withhold the payment of interest due February 15, 2001 under its 10 7/8% Senior Subordinated Notes due 2009, was filed during the quarter ended March 31, 2001.

         A current report on Form 8-K, dated February 15, 2001, relating to the Forbearance and Amendment Agreement, was filed during the quarter ended March 31, 2001.

         A current report on Form 8-K, dated April 20, 2001, relating to a sixty day extension of the Forbearance and Amendment Agreement, was filed April 25, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                           RUSSELL-STANLEY HOLDINGS, INC.



Date:   May 15, 2001                      By:  /s/ RONALD M. LITCHKOWSKI
                                               -------------------------
                                               Ronald M. Litchkowski,
                                               Chief Financial Officer