Form 10-Q
period 2001-06-30
RUSSELL-STANLEY HOLDINGS INC
filed 2001-08-14
CIK 1076647

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

              There is no established market for our common stock.
  There were 2,200,764 shares of common stock outstanding as of June 30, 2001.

                                TABLE OF CONTENTS

                                                                           PAGE

PART I:  FINANCIAL INFORMATION

ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                         3

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      20

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE
         ABOUT MARKET RISK                                                  24

PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS                                                  25

ITEM 2:  CHANGES IN SECURITIES                                              25

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                                    25

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS                                                25

ITEM 5:  OTHER INFORMATION                                                  25

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                   25

SIGNATURES                                                                  29

                          PART I. FINANCIAL INFORMATION

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                      Three Months Ended       Six Months Ended
                                           June 30,                June 30,
                                         -----------              ----------
                                         (Unaudited)              (Unaudited)
                                      2001        2000         2001         2000
                                    --------    --------    ---------    ---------
NET SALES                           $ 64,775    $ 70,255    $ 129,601    $ 142,633
COST OF SALES                         53,871      58,319      106,883      116,253
                                    --------    --------    ---------    ---------
   Gross Profit                       10,904      11,936       22,718       26,380
                                    --------    --------    ---------    ---------

OPERATING EXPENSES
   Selling and delivery                5,244       5,640       10,482       11,292
   General and administrative          6,045       5,796       12,372       12,289
   Amortization of intangibles           736         739        1,477        1,480
   Financial restructuring             1,835          --        2,879           --
   Restructured operations            13,272          --       13,272           --
                                    --------    --------    ---------    ---------
   Total expenses                     27,132      12,175       40,482       25,061
                                    --------    --------    ---------    ---------

(LOSS) INCOME FROM OPERATIONS        (16,228)       (239)     (17,764)       1,319

INTEREST EXPENSE                       6,060       5,675       12,149       11,280

OTHER  (INCOME) EXPENSE - net           (964)         64         (968)         123
                                    --------    --------    ---------    ---------

LOSS BEFORE INCOME TAXES             (21,324)     (5,978)     (28,945)     (10,084)

INCOME TAX PROVISION (BENEFIT)        22,453      (1,792)      20,167       (3,025)
                                    --------    --------    ---------    ---------

NET LOSS                             (43,777)     (4,186)     (49,112)      (7,059)

OTHER COMPREHENSIVE (LOSS) INCOME        544        (294)        (169)        (243)
                                    --------    --------    ---------    ---------

COMPREHENSIVE LOSS                  $(43,233)   $ (4,480)   $ (49,281)   $  (7,302)
                                    ========    ========    =========    =========

            See Notes to Condensed Consolidated Financial Statements.

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                            June 30,   December 31,
                                                              2001         2000
                                                           ---------   ------------
                                                          (Unaudited)
ASSETS
CURRENT ASSETS
     Cash                                                  $   7,425     $  1,077
     Accounts receivable - net                                28,436       27,019
     Inventories                                              20,867       22,658
     Prepaid taxes and income taxes receivable - net           1,061          827
     Prepaid expenses and other current assets                 1,880        1,715
                                                           ---------     --------
          Total current assets                                59,669       53,296
                                                           ---------     --------

PROPERTY, PLANT AND EQUIPMENT - net                           84,488       87,597
                                                           ---------     --------

OTHER ASSETS
     Goodwill and other intangibles - net                    101,453      103,144
     Deferred financing costs - net                            5,661        6,173
     Other noncurrent assets                                     309          183
     Deferred tax benefit - net                                   --        9,424
                                                           ---------     --------
          Total other assets                                 107,423      118,924
                                                           ---------     --------

TOTAL ASSETS                                               $ 251,580     $259,817
                                                           =========     ========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                 $  53,963     $ 32,124
     Current portion of long-term debt                       223,111      214,263
     Deferred taxes - net                                      1,760        1,760
                                                           ---------     --------
          Total current liabilities                          278,834      248,147

OTHER NONCURRENT LIABILITIES                                   1,570        1,728

DEFERRED TAXES - NET                                          10,515           --
                                                           ---------     --------

          Total liabilities                                  290,919      249,875

STOCKHOLDERS' (DEFICIT) EQUITY                               (39,339)       9,942
                                                           ---------     --------

TOTAL LIABILITIES AND STOCKHOLDERS'
     (DEFICIT) EQUITY                                      $ 251,580     $259,817
                                                           =========     ========

            See Notes to Condensed Consolidated Financial Statements.

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   Six Months Ended
                                                                       June 30,
                                                                       --------
                                                                   2001         2000
                                                                   ----         ----
                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                    $(49,112)   $ (7,059)
     Adjustments to reconcile net loss to
        net cash provided by operating activities:
               Depreciation and amortization                       13,609      16,134
               Deferred income taxes                               19,939         225
               Restructured operations, net                        12,950          --
               Other noncash items                                     55          55
Changes in operating assets and liabilities:
     Increase in accounts receivable                               (1,417)       (712)
     Decrease in inventories                                        1,791       2,766
     Increase in prepaids and other
          current assets                                             (399)     (2,482)
     Increase (decrease) in accounts payable and
          accrued expenses                                          8,889      (7,890)
     Increase in other - net                                        2,319          50
                                                                 --------    --------
          Net cash provided by operating activities                 8,624       1,087
                                                                 --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                          (7,931)    (10,700)
                                                                 --------    --------
          Net cash used in investing activities                    (7,931)    (10,700)
                                                                 --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under revolving credit facility                 8,789      10,655
     Cash paid for financial restructuring and financing costs     (2,965)       (240)
                                                                 --------    --------
          Net cash provided by financing activities                 5,824      10,415
                                                                 --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (169)       (243)
                                                                 --------    --------

NET CHANGE IN CASH                                                  6,348         559
CASH, BEGINNING OF PERIOD                                           1,077         704
                                                                 --------    --------
CASH, END OF PERIOD                                              $  7,425    $  1,263
                                                                 ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid (received) during the period for:
     Interest                                                    $  3,354    $ 10,979
                                                                 ========    ========
     Income taxes                                                $    465    $ (1,952)
                                                                 ========    ========

            See Notes to Condensed Consolidated Financial Statements.

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

      The Condensed Consolidated Financial Statements and related notes thereto as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 are unaudited.

      The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of June 30, 2001 and December 31, 2000, the consolidated statements of operations and comprehensive (loss) income for the three month and six month periods ending June 30, 2001 and 2000 and the statements of cash flows for the six month periods ended June 30, 2001 and 2000. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported on the financial statements and the accompanying notes. Actual amounts could differ from those estimates.

      These financial statements should be read in conjunction with the financial statements and notes thereto included in Russell-Stanley Holdings, Inc.'s (the "Company's") Annual Report on Form 10-K for the year ended December 31, 2000, File No. 333-76057.

      The Company previously announced on January 26, 2001 that it retained The Blackstone Group, L.P. in order to assist in developing a financial restructuring plan and that an ad-hoc committee of its senior subordinated noteholders was organized. The Company elected not to make the interest payment due February 15, 2001 on its Senior Subordinated Notes. The 30-day grace period to make the interest payment to cure the default expired on March 15, 2001 and as a consequence, the Senior Subordinated Notes, revolving credit loans and term loan are callable and therefore have been classified as current liabilities in the December 31, 2000 and June 30, 2001 consolidated balance sheets. The Company and its lenders under the Credit Agreement entered into a 60-day Forbearance and Amendment Agreement (the Forbearance Agreement) dated February 15, 2001 pursuant to which the lenders will not call the Company's outstanding debt through the termination of the Forbearance Agreement and will continue to allow the Company to draw on their revolving credit facility to satisfy working capital needs subject to certain limitations. In addition, the interest rate on the Company's term loan and the revolving credit loan margin was increased .50% and the facility's commitment was temporarily reduced from $75.0 million to $60.0 million. The Forbearance Agreement was further extended an additional sixty days until June 15, 2001 with an additional .25% interest rate increase in effect for the period. On June 15, 2001 the Forbearance Agreement was extended until August 31, 2001 with an additional .50% interest rate increase on the Company's revolving credit loan margin in effect for the period. The Forbearance Agreement terminates on the earlier of (a) the occurrence of an additional event of default (as defined); (b) August 31, 2001 or (c) the date on which the Senior Subordinated Notes are accelerated. In connection with this agreement, a portion of the Company's revolving credit loan availability is subject to a monthly borrowing base calculation applied to eligible accounts receivable and inventory, not to exceed $30.0 million. The remaining $55.0 million commitment under the revolving credit and term loan facility is not subject to this calculation.

      The Company announced on July 17, 2001 that it reached an agreement in principle on a term sheet for a restructuring that will significantly de-leverage the Company's balance sheet by eliminating a significant amount of debt and related interest cost. Under terms of the proposed restructuring, bank lenders have indicated they will support an amendment to the existing revolving credit and term loan facility providing for a $95.0 million commitment which is an increase of $10.0 million over the current level. On the effective date of the restructuring, the Company will have unutilized availability of approximately $20.0 million. Management expects to obtain an extended forbearance agreement beyond August 31, 2001 through the transaction's closing date. Note holders will exchange $150.0 million of the existing

10.875% Senior Subordinated Notes into all of the equity of the reorganized company and $20.0 million of new unregistered Senior Subordinated Notes due seven years from the effective date. Interest on the new notes will be paid-in-kind until September 30, 2003 and payable in cash thereafter if certain financial conditions are met.

      An ad-hoc committee of note holders whose members hold more than 90% of the aggregate principal amount of the existing Senior Subordinated Notes has indicated they will support the proposed restructuring. The restructuring will proceed as an exchange offer to existing holders of the Senior Subordinated Notes. The restructuring is subject to documentation and other customary conditions and is expected to be completed during the third quarter. The restructuring will have no effect on trade creditors or customers.

      For the six-month period ended June 30, 2001, approximately $2.9 million in professional fees were incurred in connection with the financial restructuring and were expensed in the accompanying condensed consolidated statement of operations.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

NOTE 3 - ACCOUNTING POLICY MATTERS

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

NOTE 4 - INVENTORIES

Inventories consist of the following:

                                                    June 30,        December 31,
                                                      2001              2000
                                                      ----              ----
                                                   (Unaudited)
                                                            (In Thousands)
Raw materials                                        $11,383          $11,980
Work-in-process                                        2,519            2,338
Finished goods                                         6,965            8,340
                                                     -------          -------
     Total                                           $20,867          $22,658
                                                     =======          =======

NOTE 5 - LONG-TERM DEBT

      As discussed in Note 1 of the condensed consolidated financial statements, the Company elected to withhold the payment of interest due on February 15, 2001 on its Senior Subordinated Notes and did not make the payment within the 30-day grace period. As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, due to the violations of the covenants under the Credit Agreement and the interest payment default, the Senior Subordinated Notes, revolving credit loans and term loan are callable and therefore have been classified as current liabilities in the December 31, 2000 and June 30, 2001 consolidated balance sheets.

The Notes, revolving credit loans, and term loan have the following provisions (dollars in thousands):

                                                                              Interest                     Interest
                                                                              Rate at      Balance at      Rate at       Balance at
                          Domestic                    Eurodollar              June 30,      June 30,     December 31,   December 31,
                       Interest Rate                 Interest Rate              2001          2001           2000           2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)    (Unaudited)
Revolving        Prime plus margin             LIBOR plus margin
credit loan      not less than 2.50%; 1.25%    not less than 3.50%; 2.75%       9.25%       $ 42,518      9.19-10.75%     $ 32,543

Revolving        Canadian prime
credit loan-     plus margin not
Foreign          less than 3.00%; 1.75%        --                               9.25           6,456            9.25         7,639

Term Loan C      Fixed rate                    Fixed rate                      10.23          25,000            9.48        25,000

Senior
Subordinated
Notes            Fixed rate                    --                              10.88         149,137           10.88       149,081
                                                                                            --------                      --------

Total                                                                                       $223,111                      $214,263
                                                                                            ========                      ========

In connection with the June 15, 2001 Forbearance Agreement, the margin on the revolving credit loans was increased .50%.

The Forbearance Agreement was extended through August 31, 2001 (see Note 1 to the condensed consolidated financial statements).

NOTE 6 - CONTINGENCY

      The U.S. Environmental Protection Agency (the "EPA") confirmed the presence of contaminants, including dioxin, in and along the Woonasquatucket River in Rhode Island. Prior to 1970, New England Container ("NEC"), a wholly-owned subsidiary of the Company, operated a facility in North Providence, Rhode Island along the Woonasquatucket River at a site where contaminants have been found. NEC, the current owners of the property, and others have been formally identified by the EPA as potentially responsible parties, with the site added to the National Priority Superfund Site list in February 2000. In January 2001, the EPA announced it was proceeding with an interim soil removal project and will be undertaking further testing and analysis to determine what, if any, remedial action in addition to the interim soil removal will be required. On March 26, 2001, the EPA issued a unilateral administrative order pursuant to
Section 106 (a) of the federal Comprehensive Environmental Response, Compensation and Liability Act requiring NEC and the other potentially responsible parties to perform the interim soil removal project. In an Environmental Engineering and Cost Analysis issued in September 2000, the EPA has estimated that the total cost for implementation of the work covered by the unilateral administrative order will be $2.5 million. NEC is currently working with EPA and three other participating respondents to the unilateral administrative order to implement a scope of work conditionally approved by the EPA by letter dated July 25, 2001.

      Although NEC no longer operates the facility, and did not operate the facility at the time the Company acquired the outstanding capital stock of NEC in July 1998, NEC could incur liability under federal and state environmental laws and/or as a result of civil litigation. Any resulting liability is subject to, among other possible claims, (i) a contractual indemnity from Vincent J. Buonanno, one of its directors and the former owner of NEC, subject to a $2.0 million limit, and (ii) a right of contribution from other potentially responsible parties and potential insurance reimbursements. The Company entered into a tolling agreement on July 20, 2001 with Mr. Buonanno pursuant to which he agreed to extend the statute of limitations with respect to certain claims it may have against him until September 4, 2001. In the same agreement, the Company and its directors similarly agreed to such a tolling with respect to any claims Mr. Buonanno may have against the Company or its directors. The Company is unable to estimate the likelihood or extent of any liability for long term remedial actions at the North Providence, Rhode Island site. However, this matter may result in liability to NEC that could have a material adverse effect on the Company's financial condition, cash flows and results of operations.

NOTE 7 - RESTRUCTURING EXPENSES

      During the six months ended June 30, 2001, the Company recorded restructuring charges of approximately $13.3 million relating to the adoption by the company of a formal plan to close its Allentown facility. This charge includes a net present value accrual for lease and property tax obligations of approximately $10.5 million, write-off of leasehold improvements of approximately $1.5 million, severance and other personnel related costs of approximately $0.4 million, and other miscellaneous costs of approximately $0.9 million. Cash expenditures of $0.3 million were incurred as of June 30, 2001. Management anticipates the closing of the facility by year-end.

                                                    (In millions)
            Restructuring charges                       $13.3
            Charges and payments:
                Severance and retention                  (0.1)
                Asset disposal                             --
                Lease termination and property tax
                   obligations                             --
                Other                                    (0.2)
                                                        -----
            Reserve balance, June 30, 2001              $13.0
                                                        =====

      In addition, the Company recorded approximately $2.9 million in professional fees during the six months ended June 30, 2001 related to the financial restructuring as discussed in Note 1 to the condensed consolidated financial statements.

NOTE 8 - INCOME TAXES

      The Company recorded a valuation allowance of $28.8 million during the three months ended June 30, 2001. Based upon the tax impact of the proposed restructuring, management has determined that it is more likely than not that the benefit of the cumulative net operating loss and the current net operating loss will not be utilized. Therefore, a valuation allowance has been recorded against the deferred tax asset associated with the cumulative net operating losses (NOLs).

NOTE 9 - OTHER TRANSACTIONS

      For the three months ended June 30, 2001, other income, net included approximately a $1.0 million gain from insurance proceeds due to a fire at one of the Company's facilities in September 2000.

NOTE 10 - SEGMENT INFORMATION

                                               Three months ended         Six months ended
                                                    June 30,                 June 30,
                                               2001         2000         2001         2000
                                               ----         ----         ----         ----
                                                              (Unaudited)
                                                            (In Thousands)
Sales:
  Containers                                 $ 53,790    $  56,377    $ 107,426    $ 114,664
  Services                                     12,196       15,139       24,254       30,450
                                             --------    ---------    ---------    ---------

                                               65,986       71,516      131,680      145,114
Intersegment sales:
  Containers                                    1,211        1,261        2,079        2,481
  Services                                         --           --           --           --
                                             --------    ---------    ---------    ---------
                                                1,211        1,261        2,079        2,481

Net sales:
  Containers                                   52,579       55,116      105,347      112,183
  Services                                     12,196       15,139       24,254       30,450
                                             --------    ---------    ---------    ---------

Consolidated net sales                       $ 64,775    $  70,255    $ 129,601    $ 142,633
                                             ========    =========    =========    =========

Earnings before interest, income taxes,
  depreciation and amortization
  (EBITDA)(1):
     Containers                              $ (4,895)   $   4,001    $  (1,562)   $   9,524
     Services                                  (4,960)       3,559       (3,105)       7,454
                                             --------    ---------    ---------    ---------
                                               (9,855)       7,560       (4,667)      16,978

Interest expense                                6,060        5,675       12,149       11,280
Other (income) expense, net                      (964)          64         (968)         123
Depreciation and amortization expense           6,373        7,799       13,097       15,659
                                             --------    ---------    ---------    ---------


Consolidated loss before income taxes        $(21,324)   $  (5,978)   $ (28,945)   $ (10,084)
                                             ========    =========    =========    =========


Depreciation and amortization expense:
  Containers                                 $  3,107    $   3,155    $   6,217    $   6,366
  Services                                      3,266        4,644        6,880        9,293
                                             --------    ---------    ---------    ---------

Consolidated depreciation and amortization
  expense                                    $  6,373    $   7,799    $  13,097    $  15,659
                                             ========    =========    =========    =========

(1) EBITDA should not be considered a substitute for net income, cash flow from operating activities or other cash flow statement data prepared in accordance with generally accepted accounting standards or as an alternative to net income or as an indicator of operating performance or cash flow as a measure of liquidity. EBITDA is presented here only to provide additional information with respect to the Company's ability to satisfy debt service. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

NOTE 11 - GUARANTOR SUBSIDIARIES

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

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                 Parent     Guarantor    Non-Guarantor
                                 Company   Subsidiaries   Subsidiary    Eliminations  Consolidated
                                 -------   ------------   ----------    ------------  ------------
NET SALES                        $     --    $ 55,941       $9,122        $   (288)     $ 64,775

COST OF SALES                          --      47,319        6,840            (288)       53,871
                                 --------    --------       ------        --------      --------

GROSS PROFIT                           --       8,622        2,282              --        10,904

TOTAL EXPENSES                         --      25,834        1,298              --        27,132
                                 --------    --------       ------        --------      --------

(LOSS) INCOME FROM OPERATIONS          --     (17,212)         984              --       (16,228)

EQUITY LOSS                       (43,488)         --           --          43,488            --

INTEREST EXPENSE                      520       5,234          306              --         6,060

OTHER INCOME - net                     --        (964)          --              --          (964)
                                 --------    --------       ------        --------      --------

(LOSS) INCOME BEFORE INCOME
     TAXES                        (44,008)    (21,482)         678          43,488       (21,324)

PROVISION (BENEFIT) FOR INCOME
     TAXES                           (231)     22,329          355              --        22,453
                                 --------    --------       ------        --------      --------

NET (LOSS) INCOME                $(43,777)   $(43,811)      $  323        $ 43,488      $(43,777)
                                 ========    ========       ======        ========      ========

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                  Parent       Guarantor    Non-Guarantor
                                  Company    Subsidiaries    Subsidiary    Eliminations  Consolidated
                                  -------    ------------    ----------    ------------  ------------
NET SALES                         $    --      $ 61,114        $9,410        $  (269)      $ 70,255

COST OF SALES                          --        51,493         7,095           (269)        58,319
                                  -------      --------        ------        -------       --------

GROSS PROFIT                           --         9,621         2,315             --         11,936

TOTAL EXPENSES                         --        10,669         1,506             --         12,175
                                  -------      --------        ------        -------       --------

(LOSS) INCOME FROM OPERATIONS          --        (1,048)          809             --           (239)

EQUITY LOSS                        (3,807)           --            --          3,807             --

INTEREST EXPENSE                      528         4,761           386             --          5,675

OTHER EXPENSE - net                    --            64            --             --             64
                                  -------      --------        ------        -------       --------

(LOSS) INCOME BEFORE
   INCOME TAXES                    (4,335)       (5,873)          423          3,807         (5,978)
PROVISION (BENEFIT) FOR
   INCOME TAXES                      (149)       (1,863)          220             --         (1,792)
                                  -------      --------        ------        -------       --------

NET (LOSS) INCOME                 $(4,186)     $ (4,010)       $  203        $ 3,807       $ (4,186)
                                  =======      ========        ======        =======       ========

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                    Parent       Guarantor    Non-Guarantor
                                    Company    Subsidiaries     Subsidiary    Eliminations    Consolidated
                                    -------    ------------     ----------    ------------    ------------
NET SALES                           $     --     $ 112,417       $17,763        $   (579)      $ 129,601

COST OF SALES                             --        94,157        13,305            (579)        106,883
                                    --------     ---------       -------        --------       ---------

GROSS PROFIT                              --        18,260         4,458              --          22,718

TOTAL EXPENSES                            --        37,775         2,707              --          40,482
                                    --------     ---------       -------        --------       ---------

(LOSS) INCOME FROM OPERATIONS             --       (19,515)        1,751              --         (17,764)

EQUITY LOSS                          (48,453)           --            --          48,453              --

INTEREST EXPENSE                       1,045        10,410           694              --          12,149

OTHER INCOME - net                        --          (968)           --              --            (968)
                                    --------     ---------       -------        --------       ---------

(LOSS) INCOME BEFORE INCOME
     TAXES                           (49,498)      (28,957)        1,057          48,453         (28,945)

PROVISION (BENEFIT) FOR INCOME
     TAXES                              (386)       19,973           580              --          20,167
                                    --------     ---------       -------        --------       ---------

NET (LOSS) INCOME                   $(49,112)    $ (48,930)      $   477        $ 48,453       $ (49,112)
                                    ========     =========       =======        ========       =========

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                    Parent      Guarantor    Non-Guarantor
                                    Company    Subsidiaries    Subsidiary    Eliminations   Consolidated
                                    -------    ------------    ----------    ------------   ------------
NET SALES                           $    --     $ 124,675       $18,543        $  (585)      $ 142,633

COST OF SALES                            --       102,652        14,186           (585)        116,253
                                    -------     ---------       -------        -------       ---------

GROSS PROFIT                             --        22,023         4,357             --          26,380

TOTAL EXPENSES                           --        22,133         2,928             --          25,061
                                    -------     ---------       -------        -------       ---------

(LOSS) INCOME FROM OPERATIONS            --          (110)        1,429             --           1,319

EQUITY LOSS                          (6,313)           --            --          6,313              --

INTEREST EXPENSE                      1,064         9,492           724             --          11,280

OTHER EXPENSE - net                      --           123            --             --             123
                                    -------     ---------       -------        -------       ---------

(LOSS) INCOME BEFORE INCOME
     TAXES                           (7,377)       (9,725)          705          6,313         (10,084)

PROVISION (BENEFIT) FOR INCOME
     TAXES                             (318)       (3,075)          368             --          (3,025)
                                    -------     ---------       -------        -------       ---------

NET (LOSS) INCOME                   $(7,059)    $  (6,650)      $   337        $ 6,313       $  (7,059)
                                    =======     =========       =======        =======       =========

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                  Parent       Guarantor     Non-Guarantor
                                                  Company     Subsidiaries     Subsidiary   Eliminations    Consolidated
                                                  -------     ------------     ----------   ------------    ------------
ASSETS
CURRENT ASSETS
          Cash                                    $     --     $   7,425         $    --      $     --       $   7,425
          Accounts receivable - net                     --        24,197           4,239            --          28,436
          Inventories                                   --        18,766           2,101            --          20,867
          Prepaids and other current
               assets - net                             --         2,004             335           602           2,941
                                                  --------     ---------         -------      --------       ---------
          Total current assets                          --        52,392           6,675           602          59,669
                                                  --------     ---------         -------      --------       ---------

PROPERTY, PLANT AND
          EQUIPMENT - net                               --        79,253           5,235            --          84,488
                                                  --------     ---------         -------      --------       ---------

OTHER ASSETS
          Goodwill and other
               intangibles - net                        --        84,937          16,516            --         101,453
          Deferred financing costs - net                --         5,661              --            --           5,661
          Other noncurrent assets                       --           309              --            --             309
          Intercompany advances                     16,154        47,404             137       (63,695)             --
          Investment in subsidiaries               (31,284)           --              --        31,284              --
                                                  --------     ---------         -------      --------       ---------
TOTAL ASSETS                                      $(15,130)    $ 269,956         $28,563      $(31,809)      $ 251,580
                                                  ========     =========         =======      ========       =========

LIABILITIES AND
STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
          Accounts payable, accrued expenses
               and income taxes payable           $ (4,514)    $  42,817         $ 3,867      $ 11,793       $  53,963
          Current portion of long-term debt         19,997       196,658           6,456            --         223,111
          Deferred taxes - net                          --         2,179              --          (419)          1,760
                                                  --------     ---------         -------      --------       ---------
          Total current liabilities                 15,483       241,654          10,323        11,374         278,834
OTHER NONCURRENT
          LIABILITIES                                   --         1,230             340            --           1,570
DEFERRED TAXES - NET                                    --        20,329           1,104       (10,918)         10,515
                                                  --------     ---------         -------      --------       ---------
          Total liabilities                         15,483       263,213          11,767           456         290,919
INTERCOMPANY ADVANCES                                   --        55,695           7,128       (62,823)             --
TOTAL STOCKHOLDERS'
         (DEFICIT) EQUITY                          (30,613)      (48,952)          9,668        30,558         (39,339)
                                                  --------     ---------         -------      --------       ---------
TOTAL LIABILITIES AND
          STOCKHOLDERS' (DEFICIT) EQUITY          $(15,130)    $ 269,956         $28,563      $(31,809)      $ 251,580
                                                  ========     =========         =======      ========       =========

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                Parent       Guarantor     Non-Guarantor
                                                Company     Subsidiaries    Subsidiary    Eliminations   Consolidated
                                                -------     ------------    ----------    ------------   ------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                  $     --     $   1,077       $    --        $     --       $  1,077
     Accounts receivable - net                        --        23,588         3,431              --         27,019
     Inventories                                      --        20,044         2,614              --         22,658
     Prepaids and other current assets - net          --          (427)          378           2,591          2,542
                                                --------     ---------       -------        --------       --------
          Total current assets                        --        44,282         6,423           2,591         53,296
                                                --------     ---------       -------        --------       --------
PROPERTY, PLANT AND
  EQUIPMENT - net                                     --        81,888         5,709              --         87,597
                                                --------     ---------       -------        --------       --------
OTHER ASSETS
     Goodwill and other intangibles - net             --        86,180        16,964              --        103,144
     Deferred financing costs - net                   --         6,173            --              --          6,173
     Other noncurrent assets                          --           183            --              --            183
     Deferred tax benefit - net                       --        20,168            --         (10,744)         9,424
     Intercompany advances                        17,199        37,436            69         (54,704)            --
     Investment in subsidiaries                   17,280            --            --         (17,280)            --
                                                --------     ---------       -------        --------       --------
TOTAL ASSETS                                    $ 34,479     $ 276,310       $29,165        $(80,137)      $259,817
                                                ========     =========       =======        ========       ========

LIABILITIES AND STOCKHOLDERS'
  EQUITY
CURRENT LIABILITIES
    Accounts payable and accrued
        expenses                                $     --     $  28,526       $ 3,509        $     89       $ 32,124
    Income taxes payable                          (4,129)        1,246            29           2,854             --
    Current portion of long-term debt             19,997       186,627         7,639              --        214,263
    Deferred taxes - net                              --         2,180            --            (420)         1,760
                                                --------     ---------       -------        --------       --------
   Total current liabilities                      15,868       218,579        11,177           2,523        248,147
DEFERRED TAXES - net                                  --         9,627         1,119         (10,746)            --
OTHER NONCURRENT
     LIABILITIES                                      --         1,205           523              --          1,728
                                                --------     ---------       -------        --------       --------
          Total liabilities                       15,868       229,411        12,819          (8,223)       249,875
INTERCOMPANY ADVANCES                                 --        46,922         7,043         (53,965)            --
TOTAL STOCKHOLDERS' EQUITY                        18,611           (23)        9,303         (17,949)         9,942
                                                --------     ---------       -------        --------       --------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                          $ 34,479     $ 276,310       $29,165        $(80,137)      $259,817
                                                ========     =========       =======        ========       ========

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                            Parent        Guarantor   Non-Guarantor
                                            Company     Subsidiaries    Subsidiary   Eliminations   Consolidated
                                            -------     ------------    ----------   ------------   ------------
CASH FLOWS FROM
  OPERATING ACTIVITIES:
  Net (loss) income                        $(49,112)      $(48,930)      $   477       $ 48,453       $(49,112)
  Adjustments to reconcile net
    (loss) income to net cash
    provided by operating activities:
    Equity loss                              48,453             --            --        (48,453)            --
    Depreciation and amortization               512         12,398           699             --         13,609
    Other changes                               147         43,708           272             --         44,127
                                           --------       --------       -------       --------       --------
      Net cash provided by
        operating activities                     --          7,176         1,448             --          8,624
                                           --------       --------       -------       --------       --------

CASH FLOWS USED IN
  INVESTING ACTIVITIES                           --         (7,793)         (138)            --         (7,931)
                                           --------       --------       -------       --------       --------

CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                           --          6,866        (1,042)            --          5,824
                                           --------       --------       -------       --------       --------

EFFECT OF EXCHANGE RATE CHANGES
  ON CASH                                        --             --          (169)            --           (169)
                                           --------       --------       -------       --------       --------

NET CHANGE IN CASH                               --          6,249            99             --          6,348

CASH, BEGINNING OF PERIOD                        --          1,251          (174)            --          1,077
                                           --------       --------       -------       --------       --------

CASH, END OF PERIOD                        $     --       $  7,500       $   (75)      $     --       $  7,425
                                           ========       ========       =======       ========       ========

                 RUSSELL-STANLEY HOLDINGS, INC. AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                       Parent       Guarantor    Non-Guarantor
                                       Company     Subsidiaries    Subsidiary   Eliminations  Consolidated
                                       -------     ------------    ----------   ------------  ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net (loss) income                    $(7,059)      $ (6,650)      $   337       $ 6,313       $ (7,059)
  Adjustments to reconcile net
    (loss) income to net cash
    provided by operating activities:
    Equity loss                          6,313             --            --        (6,313)            --
    Depreciation and amortization          475         14,789           870            --         16,134
    Other changes                          130         (7,953)         (165)           --         (7,988)
                                       -------       --------       -------       -------       --------
      Net cash provided by
        operating activities              (141)           186         1,042            --          1,087
                                       -------       --------       -------       -------       --------

CASH FLOWS USED IN
  INVESTING ACTIVITIES                      --        (10,120)         (580)           --        (10,700)
                                       -------       --------       -------       -------       --------

CASH FLOWS PROVIDED BY
  FINANCING ACTIVITIES                      --         10,492           (77)           --         10,415
                                       -------       --------       -------       -------       --------

EFFECT OF EXCHANGE RATE CHANGES
  ON CASH                                   --             --          (243)           --           (243)
                                       -------       --------       -------       -------       --------

NET CHANGE IN CASH                        (141)           558           142            --            559

CASH,  BEGINNING OF PERIOD                  --          1,022          (318)           --            704
                                       -------       --------       -------       -------       --------

CASH,  END OF PERIOD                   $  (141)      $  1,580       $  (176)      $    --       $  1,263
                                       =======       ========       =======       =======       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 2000

NET SALES

      Net sales decreased 7.8 % to $64.8 million in 2001 from $70.3 million in 2000. Our container manufacturing division's net sales decreased 4.6% to $52.6 million in 2001, from $55.1 million in 2000, due primarily to lower unit volumes reflective of a soft economy. Net sales in our services division decreased 19.4% to $12.2 million in 2001 from $15.1 million in 2000 due primarily to planned lower trip lease volumes in plastic services and lower steel reconditioning revenues, which were partially offset by higher average selling prices. Our plastic services drum business completed its transition from a leasing to reconditioning business model late in the second quarter 2001.

GROSS PROFIT

      Gross profit decreased $1.0 million to $10.9 million in 2001 from $11.9 million in 2000, primarily due to the lower unit volumes. Gross profit as a percentage of net sales decreased to 16.8% in 2001 from 17.0% in 2000 as a result.

OPERATING EXPENSES

      Operating expenses (excluding restructured operations and financial restructuring), decreased slightly to $12.0 million in 2001 compared to $12.2 million in 2000 and as a percentage of net sales, operating expenses were 18.6% compared to 17.3% in 2000.

RESTRUCTURING EXPENSES

      During the three months ended June 30, 2001, we recorded restructured operations charges of approximately $13.3 million relating to the adoption by us of a formal action plan to close our Allentown facility. The provision included a net present value accrual for the lease and property tax obligations of approximately $10.5 million, write-off of leasehold improvements of approximately $1.5 million, severance and other personnel related costs of approximately $0.4 million, and other miscellaneous costs of approximately $0.9 million. Cash expenditures of $0.3 million were incurred as of June 30, 2001. We recorded approximately $1.8 million in professional fees related to the financial restructuring as discussed in Note 1 to the condensed consolidated financial statements. We did not record any restructured operations charges or financial restructuring charges for the three months ended June 30, 2000.

LOSS FROM OPERATIONS

      Loss from operations increased by $16.0 million to $16.2 million in 2001 from $0.2 million in 2000 as a result of the factors described above.

INTEREST EXPENSE

      Interest expense was $6.1 million in 2001 compared with $5.7 million in 2000. The increase in interest expense is the result of increased debt levels.

OTHER (INCOME) EXPENSE, NET

      Other income, net, increased $1.1 million to $1.0 million in 2001 from other expense, net, of $0.1 million in 2000 due to a gain of approximately $1.0 million from insurance proceeds due to a fire at one of the Company's facilities in September 2000.

LOSS BEFORE INCOME TAXES

      In 2001, the loss before income taxes was $21.3 million versus $6.0 million in 2000, as a result of the factors described above.

INCOME TAX PROVISION (BENEFIT)

      We recorded a valuation allowance of $28.8 million during the three months ended June 30, 2001. Based upon the tax impact of the proposed restructuring, management has determined that it is more likely than not that the benefit of the cumulative net operating loss and the current net operating loss will not be utilized. Therefore, a valuation allowance has been recorded against the deferred tax asset associated with the cumulative net operating losses (NOLs). In 2000, the effective tax rate on the loss was 30.0%, lower than the statutory federal income tax rate due to the non-deductible portion of goodwill associated with our acquisitions and higher foreign income taxes.

NET LOSS

      In 2001, the net loss was $43.8 million versus $4.2 million in 2000, as a result of the factors described above.

SIX MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 2000

NET SALES

      Net sales decreased 9.1 % to $129.6 million in 2001 from $142.6 million in 2000. Our container manufacturing division's net sales decreased 6.1% to $105.3 million in 2001, from $112.2 million in 2000, due principally to the economic slowdown, particularly in the chemicals and automotive markets which adversely effected container unit volumes. Net sales in our services division decreased 20.3% to $24.3 million in 2001 from $30.5 million in 2000 due primarily to a planned rationalization in plastic services and lower steel reconditioning revenues, which were partially offset by higher average selling prices. Our plastic services drum business completed its transition from a leasing to reconditioning business model late in the second quarter 2001.

GROSS PROFIT

      Gross profit decreased $3.7 million to $22.7 million in 2001 from $26.4 million in 2000, primarily due to the lower unit volumes. Gross profit as a percentage of net sales decreased to 17.5% in 2001 from 18.5% in 2000 as a result.

OPERATING EXPENSES

      Operating expenses (excluding restructured operations and financial restructuring), decreased slightly to $24.3 million in 2001 compared to $25.1 million in 2000 and as a percentage of net sales, operating expenses were 18.8% compared to 17.6% in 2000.

RESTRUCTURING EXPENSES

      During the six months ended June 30, 2001, we recorded restructured operations charges of approximately $13.3 million relating to the adoption by us of a formal action plan to close our Allentown facility. The provision included a net present value accrual for the lease and property tax obligations of approximately $10.5 million, write-off of leasehold improvements of approximately $1.5 million, severance and other personnel related costs of approximately $0.4 million, and other miscellaneous costs of approximately $0.9 million. Cash expenditures of $0.3 million were incurred as of June 30, 2001. We recorded approximately $2.9 million in professional fees related to the financial restructuring as discussed in Note 1 to the condensed consolidated financial statements. We did not record any restructured operations charges or financial restructuring charges for the six months ended June 30, 2000.

INTEREST EXPENSE

      Interest expense was $12.1 million in 2001 compared with $11.3 million in 2000. The increase in interest expense is the result of increased debt levels.

OTHER (INCOME) EXPENSE, NET

      Other income, net, increased $1.1 million to $1.0 million in 2001 from other expense, net, of $0.1 million in 2000 due to a gain of approximately $1.0 million from insurance proceeds due to a fire at one of the Company's facilities in September 2000.

LOSS BEFORE INCOME TAXES

      In 2001, the loss before income taxes was $28.9 million versus $10.1 million in 2000, as a result of the factors described above.

INCOME TAX PROVISION (BENEFIT)

      We recorded a valuation allowance of $28.8 million during the six months ended June 30, 2001. Based upon the tax impact of the proposed restructuring, management has determined that it is more likely than not that the benefit of the cumulative net operating loss and the current net operating loss will not be utilized. Therefore, a valuation allowance has been recorded against the deferred tax asset associated with the cumulative NOLs. In 2000, the effective tax rate on the loss was 30.0%, lower than the statutory federal income tax rate due to the non-deductible portion of goodwill associated with our acquisitions and higher foreign income taxes.

NET LOSS

      In 2001, the net loss was $49.1 million versus $7.1 million in 2000, as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

      Our principal uses of cash are for capital expenditures, interest expense, and working capital. We utilize funds generated from operations and borrowings to meet these requirements. For the six months ended June 30, 2001, net cash provided by operating activities was $8.6 million compared to $1.1 million for the six months ended June 30, 2000. This change is due to improved working capital. For the six months ended June 30, 2001 and 2000, we made capital expenditures of $7.9 million and $10.7 million. We currently have no capital commitments outside the ordinary course of business. Our principal working capital requirements are to finance accounts receivable and inventories. As of June 30, 2001, we had total indebtedness of approximately $223.1 million, $74.0 million of which was senior indebtedness.

      The Company previously announced on January 26, 2001 that it retained The Blackstone Group, L.P. in order to assist in developing a financial restructuring plan and that an ad-hoc committee of its senior subordinated note holders was organized. The Company elected not to make the interest payment due February 15, 2001 on its Senior Subordinated Notes. The 30-day grace period to make the interest payment to cure the default expired on March 15, 2001 and as a consequence, the Senior Subordinated Notes, revolving credit loans and term loan are callable and therefore have been classified as current liabilities in the December 31, 2000 and June 30, 2001 consolidated balance sheets. The Company and its lenders under the Credit Agreement entered into a 60-day Forbearance and Amendment Agreement (the Forbearance Agreement) dated February 15, 2001 pursuant to which the lenders will not call the Company's outstanding debt through the termination of the Forbearance Agreement and will continue to allow the Company to draw on their revolving credit facility to satisfy working capital needs subject to certain limitations. In addition, the interest rate on the Company's term loan and the revolving credit loan margin was increased .50% and the facility's commitment was temporarily reduced from $75.0 million to $60.0 million. The Forbearance Agreement was further extended an additional sixty days until

June 15, 2001 with an additional .25% interest rate increase in effect for the period. On June 15, 2001 the Forbearance Agreement was extended until August 31, 2001 with an additional .50% interest rate increase on the Company's revolving credit loan margin in effect for the period. The Forbearance Agreement terminates on the earlier of (a) the occurrence of an additional event of default (as defined); (b) August 31, 2001 or (c) the date on which the Senior Subordinated Notes are accelerated. In connection with this agreement, a portion of the Company's revolving credit loan availability is subject to a monthly borrowing base calculation applied to eligible accounts receivable and inventory, not to exceed $30.0 million. The remaining $55.0 million commitment under the revolving credit and term loan facility is not subject to this calculation.

      The Company announced on July 17, 2001 that it reached an agreement in principle on a term sheet for a restructuring that will significantly de-leverage the Company's balance sheet by eliminating a significant amount of debt and related interest cost. Under terms of the proposed restructuring, bank lenders have indicated they will support an amendment to the existing revolving credit and term loan facility providing for a $95.0 million commitment which is an increase of $10.0 million over the current level. On the effective date of the restructuring, the Company will have unutilized availability of approximately $20.0 million. Management expects to obtain an extended forbearance agreement beyond August 31, 2001 through the transaction's closing date. Note holders will exchange $150.0 million of the existing 10.875% Senior Subordinated Notes into all of the equity of the reorganized company and $20.0 million of new unregistered Senior Subordinated Notes due seven years from the effective date. Interest on the new notes will be paid-in-kind until September 30, 2003 and payable in cash thereafter if certain financial conditions are met.

      An ad-hoc committee of note holders whose members hold more than 90% of the aggregate principal amount of the existing Senior Subordinated Notes has indicated they will support the proposed restructuring. The restructuring will proceed as an exchange offer to existing holders of the Senior Subordinated Notes. The restructuring is subject to documentation and other customary conditions and is expected to be completed within approximately three months. The restructuring will have no effect on trade creditors or customers.

      For the period ended June 30, 2001, approximately $2.9 million in professional fees were incurred in connection with the financial restructuring.

      The consolidated financial statements of the Company indicate that as a result of the above matters, at June 30, 2001, current liabilities exceeded current assets by $208.2 million. Historically, cash flows generated from operations, supplemented by the unused borrowing capacity under the Revolving Credit Agreement, have been sufficient to pay the Company's debts as they come due, provide for capital expenditures and meet its other cash requirements. The consolidated financial statements of the Company presented herein do not reflect any adjustments that could result from the Company's financial restructuring plan.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

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

INTEREST RATE RISK

      The revolving indebtedness under our senior credit facility bears interest at a floating rate. Our primary exposure to interest rate risk is as a result of changes in interest expense related to this indebtedness due to changes in market interest rates. A 10% increase in interest rates at June 30, 2001 would not have a material adverse affect on our results of operations, financial condition or cash flows.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

            Not Applicable

ITEM 2. CHANGES IN SECURITIES

            Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            The Company elected not to make the interest payment of $8.3 million due February 15, 2001 on its Senior Subordinated Notes. The 30-day grace period to make the interest payment to cure the default expired on March 15, 2001. The Company and its lenders under the Credit Agreement have entered into a 60-day Forbearance and Amendment Agreement (the Forbearance Agreement) dated February 15, 2001 pursuant to which the lenders will not call the Company's outstanding debt through the termination of the Forbearance Agreement and will continue to allow the Company to draw on their revolving credit facility to satisfy working capital needs subject to certain limitations. The Forbearance Agreement was extended until June 15, 2001 and again was further extended until August 31, 2001 or may terminate earlier, as described in Note 1 to the condensed consolidated financial statements. The Company does not intend to make the August 15, 2001 interest payment on its Senior Subordinated Notes.

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

            EXHIBIT NO.     DESCRIPTION OF EXHIBIT

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

             *10.1 Fifth Amended and Restated Revolving Credit and Term Loan Agreement, dated as of February 10, 1999, among Russell- Stanley Holdings, Inc. and its subsidiaries, as borrowers, the lenders listed therein and BankBoston, N.A. as administrative agent, and Goldman Sachs Credit Partners, L.P., as syndication agent

             *10.2 Stock Purchase Agreement dated as of July 21, 1998, among Vincent J. Buonanno, New England Container Co., Inc. and Russell-Stanley Holdings, Inc.

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

             *10.5 Purchase and Sale Agreement dated as of October 23, 1997, among Smurfit Packaging Corporation, Russell-Stanley Holdings, Inc. and Russell- Stanley Corp.

             *10.6 Vestar Management Agreement dated as of July 23, 1997, among Russell-Stanley Holdings, Inc., Russell-Stanley Corp., Container Management Services, Inc. and Vestar Capital Partners

            EXHIBIT NO.     DESCRIPTION OF EXHIBIT

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

         *****10.30         First Amendment to the Employment and
                            Change-In-Control Severance Agreement, dated as of April 16, 2001, between Russell-Stanley Holdings,
                            Inc. and Daniel W. Miller

         *****10.31         First Amendment to the Employment and
                            Change-In-Control Severance Agreement, dated as of April 16, 2001, between Russell-Stanley Holdings,
                            Inc. and Ronald M. Litchkowski

         *****10.32         First Amendment to the Employment and
                            Change-In-Control Severance Agreement, dated as of April 16, 2001, between Russell-Stanley Holdings,
                            Inc. and John H. Hunter

         *****10.33         First Amendment to the Employment and
                            Change-In-Control Severance Agreement, dated as of April 16, 2001, between Russell-Stanley Holdings,
                            Inc. and David C. Garrison

           ***10.34 Agreement in Principle on a Term Sheet for a Financial Restructuring, dated as of July 17, 2001, between Russell-Stanley Holdings, Inc., the Note Holders and Bank Lenders

                *21         Subsidiaries of the Company

*This Exhibit is incorporated by reference to the Exhibit of the same number filed as part of the Company's Registration Statement on Form S-4 (File No. 333-76057)

**This Exhibit is incorporated by reference to the Exhibit of the same number filed as part of the Company's Form 10-Q for period ended September 30, 2000.

***This Exhibit is incorporated by reference to the Exhibits filed in the Company's Form 8-K dated February 15, 2001, April 20, 2001, July 2, 2001 and July 18, 2001.

****This Exhibit is incorporated by reference to the Exhibit of the same number filed in the Company's Form 10-K dated December 31, 2000.

*****This Exhibit is incorporated by reference to the Exhibit of the same number filed as part of the Company's Form 10-Q for period ended March 31, 2001.

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

      A current report on Form 8-K, dated June 15, 2001, relating to an additional extension of the Forbearance and Amendment Agreement, was filed July 2, 2001.

      A current report on Form 8-K, dated July 17, 2001, relating to an agreement in principle on a term sheet for a financial restructuring was filed July 18, 2001.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        RUSSELL-STANLEY HOLDINGS, INC.


Date: August 14, 2001                   By:  /s/ RONALD M. LITCHKOWSKI
                                           -------------------------------------
                                           Ronald M. Litchkowski,
                                           Chief Financial Officer